Form 10-Q
period 2022-12-31
FLANIGANS ENTERPRISES INC
filed 2023-03-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On March 14, 2023, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	---------Thirteen Weeks Ended--------
	December 31, 2022	January 1, 2022

REVENUES:
Restaurant food sales	$24,767	$22,205
Restaurant bar sales	6,988	6,007
Package store sales	9,403	8,511
Franchise related revenues	459	446
Rental income	213	199
Other operating income	31	35
	41,861	37,403

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	10,806	10,333
Package goods	6,984	6,340
Payroll and related costs	13,636	12,236
Occupancy costs	1,848	1,698
Selling, general and administrative expenses	7,390	6,031
	40,664	36,638
Income from Operations	1,197	765

OTHER INCOME (EXPENSE):
Interest expense	(275)	(193)
Interest and other income	15	14
Gain on forgiveness of debt	—	3,488
Gain on sale of property and equipment	—	11
	(260)	3,320

Income before Provision for Income Taxes	937	4,085

Provision for Income Taxes	(63)	(147)

Net Income	874	3,938

Less: Net income attributable to noncontrolling interests	(250)	(2,374)

Net income attributable to Flanigan’s Enterprises, Inc. stockholders	$624	$1,564

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 31, 2022	January 1, 2022

Net Income Per Common Share:
Basic and Diluted	$0.34	$0.84

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

ASSETS

	December 31, 2022	October 1, 2022

CURRENT ASSETS:

Cash and cash equivalents	$43,143	$42,138
Prepaid income taxes	298	235
Other receivables	639	456
Inventories	6,564	6,489
Prepaid expenses	730	1,575

Total Current Assets	51,374	50,893

Property and Equipment, Net	58,525	55,747
Construction in progress	5,408	7,517
	63,933	63,264

Right-of-use assets, operating leases	28,907	29,517

Investment in Limited Partnership	283	294

OTHER ASSETS:

Liquor licenses	1,268	1,268
Leasehold interests, net	80	86
Deposits on property and equipment	3,057	1,860
Other	270	310

Total Other Assets	4,675	3,524

Total Assets	$149,172	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND EQUITY

	December 31, 2022	October 1, 2022

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$9,130	$8,111
Accrued compensation	2,639	2,104
Due to franchisees	4,980	4,780
Current portion of long-term debt	1,249	2,299
Operating lease liability, current	2,289	2,253
Deferred revenue	4,412	2,629
Total Current Liabilities	24,699	22,176

Long Term Debt, Net of Current Portion	22,785	23,090

Operating lease liabilities, non-current	27,698	28,281
Deferred tax liabilities	605	605

Total Liabilities	75,787	74,152

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	55,710	55,086
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	56,293	55,669
Noncontrolling interests	17,092	17,671
Total equity	73,385	73,340

Total liabilities and equity	$149,172	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420	$6,240	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	—	—	—	1,564	—	—	2,374	3,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, October 1, 2022	4,197,642	$420	$6,240	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	624	—	—	250	874
Distributions to noncontrolling interests	—	—	—	—	—	—	(829)	(829)

Balance, December 31, 2022	4,197,642	$420	$6,240	$55,710	2,338,995	$(6,077)	$17,092	$73,385

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022

(in thousands)

	December 31, 2022	January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874	$3,938
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	815	683
Amortization of leasehold interests	6	16
Amortization of operating lease right-of-use assets	610	586
Gain on forgiveness of debt	—	(3,488)
Gain on sale of property and equipment	—	(11)
Loss on abandonment of property and equipment	7	6
Amortization of deferred loan costs	10	8
Deferred income taxes	—	146
Loss from unconsolidated limited partnership	3	1
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(183)	(249)
Prepaid income taxes	(63)	—
Inventories	(75)	(341)
Prepaid expenses	845	681
Other assets	40	(3)
Increase (decrease) in:
Accounts payable and accrued expenses	1,554	1,127
Operating lease liabilities	(547)	(444)
Due to franchisees	200	(198)
Deferred revenue	1,783	1,771
Net cash and cash equivalents provided by operating activities	5,879	4,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(982)	(777)
Purchase of construction in progress	(452)	(668)
Deposits on property and equipment	(1,262)	(207)
Proceeds from sale of fixed assets	8	20
Distributions from unconsolidated limited partnership	8	8
Investment in limited partnership	—	(53)
Net cash and cash equivalents used in investing activities	(2,680)	(1,677)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022

(in thousands)

(Continued)

	December 31, 2022	January 1, 2022

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long term debt	(1,365)	(869)
Distributions to limited partnerships’ noncontrolling interests	(829)	(757)

Net cash and cash equivalents used in financing activities	(2,194)	(1,626)

Net Increase in Cash and Cash Equivalents	1,005	926

Beginning of Period	42,138	32,676

End of Period	$43,143	$33,602

Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$275	$193
Income taxes	$126	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$—	$1,861
Purchase deposits transferred to property and equipment	$28	$4
Purchase deposits transferred to CIP	$37	$140
CIP transferred to property and equipment	$2,598	$391
CIP in accounts payable and accrued expenses	$—	$422

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 31, 2022 and January 1, 2022 is unaudited. Financial information as of October 1, 2022 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2022. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities and estimates relating to loyalty reward programs.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

Certain amounts presented in the financial statements previously issued for the thirteen weeks ended January 1, 2022 have been reclassified to conform to the presentation for the thirteen weeks ended December 31, 2022.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of December 31, 2022 and January 1, 2022, no stock options or other potentially dilutive securities were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Recently Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates had no impact on us.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

(4) INCOME TAXES:

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The Company’s income tax expense computed at the statutory federal rate of 21% differs from its effective tax rate primarily due to state income taxes and income tax credits.

(5) DEBT:

Payoff of Term Loan

During the first quarter of our fiscal year 2023, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) was paid in full on December 28, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended December 31, 2022 our ratio was calculated to be 1.13 to 1.00. On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. We believe we will regain compliance with the Post-Distribution/Fixed Charge Covenant as of the end of our second fiscal quarter of our fiscal year ending September 30, 2023 and going forward. We have prepared projections for the next year, including estimated covenant calculations for the next four (4) fiscal quarters and we expect to be in compliance. As a result, our classification of debt is appropriate as of December 31, 2022.

For further information regarding the Company's long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10K for the year ended October 1, 2022.

(6) INSURANCE PREMIUMS

During the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we agreed on the following property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, for which the premiums were paid in full subsequent to December 31, 2022. The coverage described above includes coverage for our franchises (which is $658,000), which are not included in our consolidated financial statements:

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

We paid the $3,281,000 annual premium amounts on January 9, 2023, which includes coverage for our franchises which are not included in our consolidated financial statements.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020, 2021 and 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000 and subsequent to the end of the first quarter of our fiscal year 2023 we agreed to change orders to the agreement for additional construction services increasing the total contract price by $71,000 to $2,313,000, of which $1,682,000 of the total amount obligated has been paid through December 31, 2022 and an additional $400,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

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

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through our fiscal year 2023 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $74,000 to $417,000, of which $353,000 has been paid through December 31, 2022 and $64,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(d) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the first quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $290,000 to $1,711,000 of which $1,159,000 has been paid through December 31, 2022 and $141,000, has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine & Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through the first quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $45,000 to $369,000 of which $316,000 has been paid through December 31, 2022 and $16,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

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

Following adoption of ASC 842 during the year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended December 31, 2022	Ended January 1, 2022

Operating Lease Expense, which is included in occupancy costs	$956,000	$1,244,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	December 31, 2022	October 1, 2022

Assets
Operating lease assets	$28,907,000	$29,517,000

Liabilities
Operating current liabilities	$2,289,000	$2,253,000
Operating lease non-current liabilities	$27,698,000	$28,281,000

Weighted Average Remaining Lease Term:
Operating leases	10.58 Years	10.82 Years

Weighted Average Discount:
Operating leases	4.75%	4.66%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year	Operating
2023 (nine (9) months)	$2,662,000
2024	3,622,000
2025	3,616,000
2026	3,450,000
2027	3,353,000
Thereafter	25,194,000

Total lease payments
(Undiscounted cash flows)	41,897,000
Less imputed interest	(11,910,000)
Total	$29,987,000

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

(9) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Information concerning the revenues and operating income for the thirteen weeks ended December 31, 2022 and January 1, 2022, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 31, 2022	Thirteen Weeks Ending January 1, 2022
Operating Revenues:
Restaurants	$31,755	$28,212
Package stores	9,403	8,511
Other revenues	703	680
Total operating revenues	$41,861	$37,403

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$779	$377
Package stores	799	682
	1,578	1,059
Corporate expenses, net of other revenues	(381)	(294)
Income from Operations	1,197	765
Interest expense	(275)	(193)
Interest and Other income	15	14
Gain on forgiveness of debt	—	3,488
Gain on sale of property and equipment	—	11
Income Before Provision for Income Taxes	$937	$4,085
Provision for Income Taxes	(63)	(147)
Net Income	874	3,938
Net Income Attributable to Noncontrolling Interests	(250)	(2,374)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$624	$1,564

Depreciation and Amortization:
Restaurants	$626	$521
Package stores	90	79
	716	600
Corporate	105	99
Total Depreciation and Amortization	$821	$699

Capital Expenditures:
Restaurants	$947	$1,253
Package stores	350	521
	1,297	1,774
Corporate	202	237
Total Capital Expenditures	$1,499	$2,011

	December 31,	October 1,
	2022	2022
Identifiable Assets:
Restaurants	$73,017	$73,596
Package store	20,100	$20,035
	93,117	93,631
Corporate	56,055	53,861
Consolidated Totals	$149,172	$147,492

(10) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to the effect of the novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”), customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 31, 2022, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 30 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 31, 2022 and as compared to October 1, 2022. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	December 31, 2022	October 1, 2022
Company Owned:
Combination package liquor store and restaurant	3	3	(1)
Restaurant only, including sports bar	8	8	(2)
Package liquor store only	7	7

Company Managed Restaurants Only:
Limited partnerships	10	10	(3)
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	30	30
Franchised Units	5	5	(4)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. During the first quarter of our fiscal year 2023, we opened our newly built stand-alone package liquor store on this site replacing our package liquor store destroyed by fire and previously operating here. We are constructing a stand-alone restaurant building on this site (adjacent to the package liquor store), replacing our restaurant destroyed by fire and previously operating here. We do not believe this restaurant will be operational during our fiscal year 2023.

(2) During the third quarter of our fiscal year 2022, we entered into a new lease for the business premises and purchased the assets of a restaurant/bar known as “Brendan’s Sports Pub” located at 868 S. Federal Highway, Pompano Beach, Florida and began operating the location under its current trade name.

(3) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business in March, 2022 (the “2022 Sunrise Restaurant”). Our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business during the second quarter of our fiscal year 2023 (the “2023 Miramar Restaurant”).

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 31, 2022, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2022 Miramar Restaurant, which we anticipate will open for business in February, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 31, 2022		January 1, 2022
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$24,767	60.18	$22,205	60.47
Restaurant bar sales	6,988	16.98	6,007	16.35
Package store sales	9,403	22.84	8,511	23.18

Total Sales	$41,158	100.00	$36,723	100.00

Franchise related revenues	459		446
Rental income	213		199
Other operating income	31		35

Total Revenue	$41,861		$37,403

Comparison of Thirteen Weeks Ended December 31, 2022 and January 1, 2022.

Revenues. Total revenue for the thirteen weeks ended December 31, 2022 increased $4,458,000 or 11.92% to $41,861,000 from $37,403,000 for the thirteen weeks ended January 1, 2022 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended December 31, 2022 as compared with the thirteen weeks ended January 1, 2022. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $24,767,000 for the thirteen weeks ended December 31, 2022 as compared to $22,205,000 for the thirteen weeks ended January 1, 2022. The increase in restaurant food sales during the thirteen weeks ended December 31, 2022 as compared to restaurant food sales during the thirteen weeks ended January 1, 2022 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June, 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirteen weeks ended January 1, 2022 as compared with the thirteen weeks ended December 31, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended December 31, 2022 and January 1, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location, (Store #85), and Brendan’s Sports Pub, (Store #30), both of which opened for business during the second quarter of our fiscal year 2022) was $1,770,000 and $1,693,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 4.55%. Comparable weekly restaurant food sales for Company owned restaurants only was $829,000 and $804,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 3.11%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $941,000 and $890,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 5.73%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the second quarter of fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $6,988,000 for the thirteen weeks ended December 31, 2022 as compared to $6,007,000 for the thirteen weeks ended January 1, 2022. The increase in restaurant bar sales during the thirteen weeks ended December 31, 2022 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June, 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended January 1, 2022 as compared with the thirteen weeks ended December 31, 2022. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended December 31, 2022 and January 1, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location, (Store #85), and Brendan’s Sports Pub, (Store #30), both of which opened for business during the second quarter of our fiscal year 2022) was $498,000 and $462,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 7.79%. Comparable weekly restaurant bar sales for Company owned restaurants only was $212,000 and $203,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 4.43%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $286,000 and $259,000 for the thirteen weeks ended December 31, 2022 and January 1, 2022, respectively, an increase of 10.42%. We expect that restaurant bar sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the second quarter of fiscal year 2023.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $9,403,000 for the thirteen weeks ended December 31 2022 as compared to $8,511,000 for the thirteen weeks ended January 1, 2022, an increase of $892,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023), was $716,000 and $675,000 for the thirteen weeks ended December 31, 2022 respectively, an increase of 6.07%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the opening of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and 11225 Miramar Parkway, Miramar, Florida (Store #24) which we anticipate will open for business during the second quarter of our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 31, 2022 increased $4,026,000 or 10.99% to $40,664,000 from $36,638,000 for the thirteen weeks ended December 31, 2022. The increase was primarily due to increased payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June, 2022, pre-opening expenses from our limited partnership owned restaurant in Miramar, Florida (Store #25) and pre-opening expenses from our package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses decreased as a percentage of total revenue to approximately 97.14% for the thirteen weeks ended December 31, 2022 from 97.95% for the thirteen weeks ended January 1, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 31, 2022 increased to $20,949,000 from $17,879,000 for the thirteen weeks ended January 1, 2022. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.97% for the thirteen weeks ended December 31, 2022 and 63.37% for the thirteen weeks ended January 1, 2022. Gross profit margin for restaurant food and bar sales increased during the first quarter of our fiscal year 2023 when compared to the first quarter of our fiscal year 2022 due among other things by the decrease in our price of ribs and the Recent Price Increases, offset among other things by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 31, 2022 increased to $2,419,000 from $2,171,000 for the thirteen weeks ended January 1, 2022. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.72% for the thirteen weeks ended December 31, 2022 and 25.51% for the thirteen weeks ended January 1, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 31, 2022 increased $1,400,000 or 11.44% to $13,636,000 from $12,236,000 for the thirteen weeks ended January 1, 2022. Payroll and related costs for the thirteen weeks ended December 31, 2022 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June, 2022 and higher salaries to employees to remain competitive with other potential employers in a tighter labor market. Payroll and related costs as a percentage of total revenue was 32.57% in the thirteen weeks ended December 31, 2022 and 32.71% of total revenue in the thirteen weeks ended January 1, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended December 31, 2022 increased $150,000 or 8.83% to $1,848,000 from $1,698,000 for the thirteen weeks ended January 1, 2022. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, both of which we anticipate will open during our fiscal year 2023 and Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 31, 2022 increased $1,359,000 or 22.53% to $7,390,000 from $6,031,000 for the thirteen weeks ended January 1, 2022. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended December 31, 2022 to 17.65% as compared to 16.12% for the thirteen weeks ended January 1, 2022, due primarily to Store #30 and Store #85 being open during the thirteen weeks ended December 31, 2022 only, inflation and otherwise to increases in expenses across all categories. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2023 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended December 31, 2022, which is included in selling, general and administrative expenses, increased $122,000 or 17.45% to $821,000 from $699,000 from the thirteen weeks ended January 1, 2022. As a percentage of total revenue, depreciation and amortization expense was 1.96% of revenue in the thirteen weeks ended December 31, 2022 and 1.83% of revenue in the thirteen weeks ended January 1, 2022.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 31, 2022 increased $82,000 to $275,000 from $193,000 for the thirteen weeks ended January 1, 2022. Interest expense, net, increased for the thirteen weeks ended December 31, 2022 due to the interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for the thirteen weeks ended December 31, 2022 was an expense of $63,000, as compared to an expense of $147,000 for the thirteen weeks ended January 1, 2022.

Net Income. Net income for the thirteen weeks ended December 31, 2022 decreased $3,064,000 or 77.81% to $874,000 from $3,938,000 for the thirteen weeks ended January 1, 2022 due primarily to the $3,488,000 of income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, higher food costs and overall increased expenses during the thirteen weeks ended December 31, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income for the thirteen weeks ended December 31, 2022 is 2.09%, as compared to 10.53% in the thirteen weeks ended January 1, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended December 31, 2022 decreased $940,000 or 60.10% to $624,000 from $1,564,000 for the thirteen weeks ended January 1, 2022 due primarily to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, (net of the amount attributable to noncontrolling interests), higher food costs and overall increased expenses during the thirteen weeks ended December 31, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended December 31, 2022 is 1.49%, as compared to 4.18% for the thirteen weeks ended January 1, 2022.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2023, we had one new restaurant location in Miramar, Florida in the development stage, which location will house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commenced during the second quarter of our fiscal year 2022.

Menu Price Increases and Trends

During the thirteen weeks ended December 31, 2022, we did not increase our menu prices. During the thirteen weeks ended January 1, 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the thirteen weeks ended December 31, 2022 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the balance of our fiscal year 2023. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of December 31, 2022, we had cash of approximately $43,143,000, an increase of $1,005,000 from our cash balance of $42,138,000 as of October 1, 2022.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of December 31, 2022, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans.

Inflation is affecting all aspects of our operations, including but not limited to food, beverage, fuel and labor costs. Supply chain issues also contribute to inflation. Inflation, including supply chain issues are having a material impact on our operating results.

Notwithstanding the negative effects of COVID-19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2023 and 2022.

	---------Thirteen Weeks Ended--------
	December 31, 2022	January 1, 2022
	(in thousands)

Net cash provided by operating activities	$5,879	$4,229
Net cash used in investing activities	(2,680)	(1,677)
Net cash used in financing activities	(2,194)	(1,626)

Net Increase in Cash and Cash Equivalents	1,005	926

Cash and Cash Equivalents, Beginning	42,138	32,676

Cash and Cash Equivalents, Ending	$43,143	$33,602

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2023 or the first quarter of our fiscal year 2022. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended December 31, 2022, we acquired property and equipment and construction in progress of $1,499,000, (of which $28,000 was purchase deposits transferred to property and equipment and $37,000 was purchase deposits transferred to construction in process as of October 1, 2022), including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $149,000 for renovations to two (2) Company owned restaurants. During the thirteen weeks ended January 1, 2022, we acquired property and equipment and construction in progress of $2,011,000, (of which $4,000 was deposits recorded in other assets and $140,000 was purchase deposits transferred to construction in process as of October 2, 2021), including $587,000 for renovations to two (2) existing limited partnership owned restaurants and one (1) Company owned restaurant.

We anticipate the cost of this refurbishment in our fiscal year 2023 will be approximately $650,000, excluding construction/renovations to Store #19R (our restaurant which is being rebuilt due to damages caused by a fire) and Store #24 (our Miramar, Florida package store location in development), although capital expenditures for our refurbishing program for fiscal year 2023 may be significantly higher

Long Term Debt

As of December 31, 2022, we had long term debt of $24,034,000, as compared to $25,389,000 as of October 1, 2022. Our long term debt decreased as of December 31, 2022 as compared to October 1, 2022 because we paid off the balance of our term loan ($367,000) during the thirteen weeks ended December 31, 2022. In addition, we did not finance our insurance premiums for our annual insurance renewal effective December 30, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended December 31, 2022 our ratio was calculated to be 1.13 to 1.00. On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. We believe we will regain compliance with the Post-Distribution/Fixed Charge Covenant as of the end of our second fiscal quarter of our fiscal year ending September 30, 2023 and going forward. We have prepared projections for the next year, including estimated covenant calculations for the next four (4) fiscal quarters and we expect to be in compliance. As a result, our classification of debt is appropriate as of December 31, 2022.

For further information regarding the Company's long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10K for the year ended October 1, 2022.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020, 2021 and 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000 and subsequent to the end of the first quarter of our fiscal year 2023 we agreed to change orders to the agreement for additional construction services increasing the total contract price by $71,000 to $2,313,000, of which $1,682,000 of the total amount obligated has been paid through December 31, 2022 and an additional $400,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

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

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through our fiscal year 2023 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $74,000 to $417,000, of which $353,000 has been paid through December 31, 2022 and $64,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(d) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the first quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $290,000 to $1,711,000 of which $1,159,000 has been paid through December 31, 2022 and $141,000, has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through the first quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $45,000 to $369,000 of which $316,000 has been paid through December 31, 2022 and $16,000 has been paid subsequent to the end of the first quarter of our fiscal year 2023 through the date of filing of this quarterly report.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2023, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $ 6.8 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar year 2023, at a prescribed cost, which we believe are competitive. The decrease in our cost of baby back ribs for calendar year 2023 compared to calendar year 2022 ($10.4 million) is due to a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended December 31, 2022 and our fiscal year ended October 1, 2022.

Item	Dec. 31, 2022	Oct. 1, 2022
	(in Thousands)

Current Assets	$51,374	$50,893
Current Liabilities	24,699	22,176
Working Capital	$26,675	$28,717

Our working capital decreased during our fiscal quarter ended December 31, 2022 from our working capital for our fiscal year ended October 1, 2022 primarily due to increases in (i) purchases of property and equipment; (ii) deposits on property and equipment; and (iii) deferred revenue; and decreases in prepaid expenses.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and borrowed funds will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2023.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Critical Accounting Policies

See Item 7, page 51 of our Annual Report on Form 10-K for our fiscal year ended October 1, 2022 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 31, 2022 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 15 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 1, 2022, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations. At December 31, 2022, we had one variable rate instrument outstanding that is impacted by changes in interest rates.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i)        The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that at December 31, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At December 31, 2022, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations. As a result of these errors we have concluded that we do not have a sufficient complement of trained and knowledgeable accounting personnel to prevent and detect errors on a timely basis and that this deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2022.

We did not design or implement additional controls during the thirteen weeks ended December 31, 2022 to address this material weakness, although during the thirteen weeks ended December 31, 2022, we commenced a search to hire additional qualified accounting personnel with appropriate levels of knowledge, experience and training.

Changes in Internal Control Over Financial Reporting

During the thirteen weeks ended December 31, 2022, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of designing and planning to enhance certain controls to address the material weakness discussed above. There is no assurance that this process will result in remediation of the material weakness or prevent other material weaknesses from arising in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2022 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 31, 2022 and January 1, 2022, we did not purchase any shares of our common stock. As of December 31, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: March 14, 2023	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)