Form 10-Q
period 2023-04-01
FLANIGANS ENTERPRISES INC
filed 2023-05-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	(Zip Code)

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	BDL	NYSE AMERICAN

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

Yes ☐ No ☒

On May 16, 2023, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022

REVENUES:
Restaurant food sales	$27,113	$24,775	$51,880	$46,980
Restaurant bar sales	7,281	6,669	14,269	12,676
Package store sales	8,659	8,148	18,062	16,659
Franchise related revenues	484	478	943	924
Rental income	218	199	431	398
Other operating income	48	61	79	96
	43,803	40,330	85,664	77,733

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	11,210	11,374	22,016	21,707
Package goods	6,212	5,869	13,196	12,209
Payroll and related costs	14,174	12,031	27,810	24,267
Occupancy costs	1,878	1,715	3,726	3,413
Selling, general and administrative expenses	7,618	7,491	15,008	13,522
	41,092	38,480	81,756	75,118
Income from Operations	2,711	1,850	3,908	2,615

OTHER INCOME (EXPENSE):
Interest expense	(262)	(177)	(537)	(370)
Interest and other income	19	23	34	37
Gain on forgiveness of PPP loans	—	—	—	3,488
Gain on sale of property and equipment	—	—	—	11
	(243)	(154)	(503)	3,166

Income before Provision for Income Taxes	2,468	1,696	3,405	5,781

Provision for Income Taxes	(290)	(353)	(353)	(500)

Net Income	2,178	1,343	3,052	5,281

Less: Net loss (income) attributable to noncontrolling interests	(281)	317	(531)	(2,057)

Net Income attributable to, Flanigan’s Enterprises, Inc. stockholders	$1,897	$1,660	$2,521	$3,224

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022

Net Income Per Common Share:
Basic and Diluted	$1.02	$0.89	$1.36	$1.73

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2023 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

ASSETS

	April 1, 2023	October 1, 2022

CURRENT ASSETS:

Cash and cash equivalents	$37,764	$42,138
Prepaid income taxes	87	235
Other receivables	710	456
Inventories	6,555	6,489
Prepaid expenses	2,804	1,575

Total Current Assets	47,920	50,893

Property and equipment, net	59,441	55,747
Construction in Progress	6,355	7,517
	65,796	63,264

Right-of-use assets, operating leases	28,290	29,517

Investment in Limited Partnership	283	294

OTHER ASSETS:

Liquor licenses	1,268	1,268
Deposits on property and equipment	2,938	1,860
Leasehold interests, net	75	86
Other	298	310

Total Other Assets	4,579	3,524

Total Assets	$146,868	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2023 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 1, 2023	October 1, 2022

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,174	$8,111
Accrued compensation	2,133	2,104
Due to franchisees	4,954	4,780
Current portion of long-term debt	1,236	2,299
Operating lease liabilities, current	2,323	2,253
Deferred revenue	3,067	2,629
Total Current Liabilities	21,887	22,176

Long Term Debt, Net of Current Portion	22,496	23,090

Operating lease liabilities, non-current	27,106	28,281
Deferred tax liabilities	605	605

Total Liabilities	72,094	74,152

COMMITMENTS AND CONTINGENCIES
Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	57,607	55,086
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	58,190	55,669
Noncontrolling interests	16,584	17,671
Total stockholders’ equity	74,774	73,340

Total liabilities and stockholders’ equity	$146,868	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2023 AND APRIL 2, 2022

(in thousands, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420	$6,240	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	—	—	—	1,564	—	—	2,374	3,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

Net income (loss)	—	—	—	1,660	—	—	(317)	1,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Sale of noncontrolling interests	—	—	—	—	—	—	8,630	8,630
Dividends payable	—	—	—	(1,861)	—	—	—	(1,861)

Balance, April 2, 2022	4,197,642	$420	$6,240	$51,995	2,338,995	$(6,077)	$18,588	$71,166

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2023 AND APRIL 2, 2022

(in thousands, except share amounts)

(Continued)

	Common Stock		Capital in Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	624	—	—	250	874
Distributions to noncontrolling interests	—	—	—	—	—	—	(829)	(829)

Balance, December 31, 2022	4,197,642	$420	$6,240	$55,710	2,338,995	$(6,077)	$17,092	$73,385

Net income	—	—	—	1,897	—	—	281	2,178
Distributions to noncontrolling interests	—	—	—	—	—	—	(789)	(789)

Balance, April 1, 2023	4,197,642	$420	$6,240	$57,607	2,338,995	$(6,077)	$16,584	$74,774

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2023 AND APRIL 2, 2022

(in thousands)

	April 1, 2023	April 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,052	$5,281
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,668	1,400
Amortization of leasehold interests	11	21
Amortization of operating lease right-of-use asset	1,227	1,177
Gain on forgiveness of PPP Loans	—	(3,488)
Gain on sale of property and equipment	—	(11)
Loss on abandonment of property and equipment	14	13
Amortization of deferred loan costs	20	17
Deferred income taxes	—	87
Income from unconsolidated limited partnership	(8)	(15)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(254)	(114)
Prepaid income taxes	148	139
Inventories	(66)	(645)
Prepaid expenses	(1,229)	854
Other assets	12	(59)
Increase (decrease) in:
Accounts payable and accrued expenses	92	1,987
Operating lease liabilities	(1,105)	(918)
Income taxes payable	—	211
Due to franchisees	174	920
Deferred revenue	438	333
Net cash and cash equivalents provided by operating activities	4,194	7,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,949)	(2,230)
Purchase of construction in progress	(1,740)	(1,881)
Deposits on property and equipment	(1,631)	(509)
Proceeds from sale of property and equipment	28	30
Distributions from unconsolidated limited partnership	19	16
Net cash and cash equivalents used in investing activities	(5,273)	(4,574)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2023 AND APRIL 2, 2022

(in thousands)

(Continued)

	April 1, 2023	April 2, 2022

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(1,677)	(1,742)
Proceeds from noncontrolling interest offering	—	8,630
Distributions to limited partnerships’ noncontrolling interests	(1,618)	(1,514)
Net cash and cash equivalents used in financing activities	(3,295)	5,374

Net (Decrease) Increase in Cash and Cash Equivalents	(4,374)	7,990

Cash and Cash Equivalents - Beginning of Period	42,138	32,676

Cash and Cash Equivalents - End of Period	$37,764	$40,666

Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$537	$370
Income taxes	$206	$63

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$—	$1,861
Purchase deposits capitalized to property and equipment	$114	$44
Purchase deposits transferred to CIP	$439	$309
CIP transferred to property and equipment	$3,341	$3,258
CIP in accounts payable	$177	$331
Dividends declared and unpaid	$—	$1,861
Operating lease liabilities arising from ROU asset	$—	$1,518

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEKS ENDED APRIL 1, 2023 AND APRIL 2, 2022

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the twenty-six weeks ended April 1, 2023 and April 2, 2022 is unaudited. Financial information as of October 1, 2022 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2022. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

Certain amounts presented in the financial statements previously issued for the twenty-six weeks ended April 2, 2022 have been reclassified to conform to the presentation for the twenty-six weeks ended April 1, 2023.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of April 1, 2023 and April 2, 2022, no stock options or other potentially dilutive securities were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

Recently Issued

The FASB issued guidance, ASU 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London interbank offered rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates will have no impact on us.

The FASB issued guidance, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance will be effective for us in the first quarter of our fiscal year 2024. We will continue to assess the impact of this guidance throughout our fiscal year 2023 to ensure the proper accounting treatment of our financial assets that meet this criteria.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe may have a material effect on our financial statements.

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

(5) DEBT:

Payoff of Term Loan

During the first quarter of our fiscal year 2023, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) were paid in full on December 28, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended April 1, 2023 our ratio was calculated to be 1.25 to 1.00. We have prepared projections for the next three (3) fiscal quarters and expect to be in compliance. As a result, our classification of debt is appropriate as of April 1, 2023.

For further information regarding the Company's long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10K for the year ended October 1, 2022.

(6) INSURANCE PREMIUMS

During the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we paid the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchisees (which is $658,000), which are not included in our consolidated financial statements:

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

We paid the $3,281,000 annual premium amounts on January 9, 2023, which includes coverage for our franchisees which are not included in our consolidated financial statements.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which $302,000 has been paid through April 1, 2023 and $314,000 has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing this quarterly report.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $ 343,000 and through the end of the second quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to $670,000, of which $417,000 has been paid through April 1, 2023 and an additional $114,000 has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(c) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the second quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $426,000 to $1,847,000 of which $1,663,000 has been paid through April 1, 2023 and $13,000, has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing of this quarterly report.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 50 years, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842 during the year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended April 1, 2023	Ended April 2, 2022

Operating Lease Expense, which is included in occupancy costs	$956,000	$916,000

	26 Weeks	26 Weeks
	Ended April 1, 2023	Ended April 2, 2022

Operating Lease Expense, which is included in occupancy costs	$1,913,000	$1,834,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	April 1, 2023	October 1, 2022

Assets
Operating lease assets	$28,290,000	$29,517,000

Liabilities
Operating current liabilities	$2,323,000	$2,253,000
Operating lease non-current liabilities	$27,106,000	$28,281,000

Weighted Average Remaining Lease Term:
Operating leases	10.34 Years	10.82 Years

Weighted Average Discount:
Operating leases	4.75%	4.66%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year 2023	Operating
2023 (six (6) months)	$1,765,000
2024	3,622,000
2025	3,616,000
2026	3,450,000
2027	3,353,000
Thereafter	25,194,000
Total lease payments
(Undiscounted cash flows)	41,000,000
Less imputed interest	(11,571,000)
Total	$29,429,000

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

(8) CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Based on current COVID-19 trends, the Department of Health and Human Services (HHS) is planning for the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

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

(9) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Information concerning the revenues and operating income for the thirteen weeks and twenty-six weeks ended April 1, 2023 and April 2, 2022, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending April 1, 2023	Thirteen Weeks Ending April 2, 2022
Operating Revenues:
Restaurants	$34,394	$31,444
Package stores	8,659	8,148
Other revenues	750	738
Total operating revenues	$43,803	$40,330

Income from Operations Reconciled to Income After Income Taxes and Net Income (Loss) Attributable to Noncontrolling Interests
Restaurants	$3,001	$1,675
Package stores	641	760
	3,642	2,435
Corporate expenses, net of other revenues	(931)	(585)
Income from Operations	2,711	1,850
Interest expense	(262)	(177)
Interest and Other income	19	23
Income Before Provision for Income Taxes	$2,468	$1,696
Provision for Income Taxes	(290)	(353)
Net Income	2,178	1,343
Net Loss (Income) Attributable to Noncontrolling Interests	(281)	317
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$1,897	$1,660

Depreciation and Amortization:
Restaurants	$631	$542
Package stores	119	79
	750	621
Corporate	108	101
Total Depreciation and Amortization	$858	$722

Capital Expenditures:
Restaurants	$2,299	$1,671
Package stores	112	874
	2,411	2,545
Corporate	332	239
Total Capital Expenditures	$2,743	$2,784

	(in thousands)
	Twenty-six Weeks Ending April 1, 2023	Twenty-six Weeks Ending April 2, 2022
Operating Revenues:
Restaurants	$66,149	$59,656
Package stores	18,062	16,659
Other revenues	1,453	1,418
Total operating revenues	$85,664	$77,733

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,780	$2,052
Package stores	1,440	1,442
	5,220	3,494
Corporate expenses, net of other revenues	(1,312)	(879)
Income from Operations	3,908	2,615
Interest expense	(537)	(370)
Interest and Other income	34	37
Gain on forgiveness of PPP Loans	—	3,488
Gain on sale of property and equipment	—	11
Income Before Provision for Income Taxes	$3,405	$5,781
Provision for Income Taxes	(353)	(500)
Net Income	3,052	5,281
Net Income Attributable to Noncontrolling Interests	(531)	(2,057)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$2,521	$3,224

Depreciation and Amortization:
Restaurants	$1,257	$1,063
Package stores	209	158
	1,466	1,221
Corporate	213	200
Total Depreciation and Amortization	$1,679	$1,421

Capital Expenditures:
Restaurants	$3,246	$2,924
Package stores	462	1,395
	3,708	4,319
Corporate	534	476
Total Capital Expenditures	$4,242	$4,795

	April 1,	October 1,
	2023	2022
Identifiable Assets:
Restaurants	$75,495	$73,596
Package store	20,477	$20,035
	95,972	93,631
Corporate	50,896	53,861
Consolidated Totals	$146,868	$147,492

(10) SUBSEQUENT EVENTS:

Purchase of Real Property

El Portal, Florida (“Big Daddy’s Liquors”/Warehouse)

During the first quarter of our fiscal year 2023, we entered into a Commercial Contract with a non-affiliated third party for the purchase of the real property it owns located at 8600 Biscayne Boulevard, El Portal, Florida consisting of approximately 6,000 square feet of commercial space which we sublease and where our “Big Daddy’s Liquors” package liquor store and our warehouse (Store #47) operate for $3,200,000. We paid $160,000 on deposit under the contract for this transaction and paid the balance of $3,040,000 in cash at closing. On April 25, 2023, we closed on the acquisition of the property.

Hallandale Beach, Florida

During the third quarter of our fiscal year 2022 we contracted for the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building which is leased to two unaffiliated third parties (approximately 1,450 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant, (Store #31), operates. We paid $2,000,000 on deposit under the contract for this transaction and paid the balance of $6,500,000 in cash at closing. On April 27, 2023, we closed on the acquisition of the property.

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

OVERVIEW

As of April 1, 2023, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 1, 2023 and as compared to October 1, 2022. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	April 1, 2023	October 1, 2022
Company Owned:
Combination package liquor store and restaurant	3	3
Restaurant only, including sports bar	8	8	(1)
Package liquor store only	9	7	(2)(3)

Company Managed Restaurants Only:
Limited partnerships	10	10	(4)
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	30
Franchised Units	5	5	(5)

Notes:

(1) During the third quarter of our fiscal year 2022, we entered into a new lease for the business premises and purchased the assets of a restaurant/bar known as “Brendan’s Sports Pub” located at 868 S. Federal Highway, Pompano Beach, Florida and began operating the location under its current trade name.

(2) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. During the first quarter of our fiscal year 2023, we opened our newly built stand-alone package liquor store on this site replacing our package liquor store destroyed by fire and previously operating here (Store #19P). We are constructing a stand-alone restaurant building on this site (adjacent to the package liquor store), replacing our restaurant destroyed by fire and previously operating here (Store #19R). We do not believe this restaurant will be operational during our fiscal year 2023.

(3) During the second quarter of our fiscal year 2023, our package liquor store located at 11225 Miramar Parkway #245, Miramar, Florida (Store #25) opened for business.

(4) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business in March, 2022 (the “2022 Sunrise Restaurant”). Our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) opened for business on April 18, 2023 (the “2023 Miramar Restaurant”).

(5) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of April 1, 2023, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which opened for business in April, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 1, 2023		April 2, 2022
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$27,113	62.98	$24,775	62.58
Restaurant bar sales	7,281	16.91	6,669	16.84
Package store sales	8,659	20.11	8,148	20.58

Total Sales	$43,053	100.00	$39,592	100.00

Franchise related revenues	484		478
Rental income	218		199
Other operating income	48		61

Total Revenue	$43,803		$40,330

	-----------------------Twenty-six Weeks Ended-----------------------
	April 1, 2023		April 2, 2022
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$51,880	61.61	$46,980	61.56
Restaurant bar sales	14,269	16.94	12,676	16.61
Package store sales	18,062	21.45	16,659	21.83

Total Sales	$84,211	100.00	$76,315	100.00

Franchise related revenues	943		924
Rental income	431		398
Other operating income	79		96

Total Revenue	$85,664		$77,733

Comparison of Thirteen Weeks Ended April 1, 2023 and April 2, 2022.

Revenues. Total revenue for the thirteen weeks ended April 1, 2023 increased $3,473,000 or 8.61% to $43,803,000 from $40,330,000 for the thirteen weeks ended April 2, 2022 due primarily to increased package liquor store and restaurant sales, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022 and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended April 1, 2023 as compared with the thirteen weeks ended April 2, 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $27,113,000 for the thirteen weeks ended April 1, 2023 as compared to $24,775,000 for the thirteen weeks ended April 2, 2022. The increase in restaurant food sales during the thirteen weeks ended April 1, 2023 as compared to restaurant food sales during the thirteen weeks ended April 2, 2022 is attributable to restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirteen weeks ended April 2, 2022 as compared with the thirteen weeks ended April 1, 2023. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended April 1, 2023 and April 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub (Store #30), both of which opened for business during the second and third quarters of our fiscal year 2022, respectively) was $1,946,000 and $1,802,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 7.99%. Comparable weekly restaurant food sales for Company owned restaurants only (excluding Store #30 which opened for business during the third quarter of our fiscal year 2022), was $993,000 and $887,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 11.95%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $953,000 and $915,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.15%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the third quarter of fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,281,000 for the thirteen weeks ended April 1, 2023 as compared to $6,669,000 for the thirteen weeks ended April 2, 2022. The increase in restaurant bar sales during the thirteen weeks ended April 1, 2023 is primarily due to restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended April 2, 2022 as compared with the thirteen weeks ended April 1, 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended April 1, 2023 and April 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub, (Store #30), which opened for business during the second and third quarters of our fiscal year 2022, respectively) was $516,000 and $509,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 1.38%. Comparable weekly restaurant bar sales for Company owned restaurants only (excluding Store #30 which opened for business during third quarter of our fiscal year 2022), was $225,000 and $225,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $291,000 and $284,000 for the thirteen weeks ended April 1, 2023 and April 1, 2022, respectively, an increase of 2.46%. We expect that restaurant bar sales for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the third quarter of fiscal year 2023.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,659,000 for the thirteen weeks ended April 1, 2023 as compared to $8,148,000 for the thirteen weeks ended April 2, 2022, an increase of $511,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic and package liquor sales generated from the opening of our package liquor store in Hollywood, Florida (Store #19P) in December 2022. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores (excluding Store #19, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023), was $637,000 and $644,000 for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively, a decrease of 1.09%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the opening of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and 11225 Miramar Parkway #245, Miramar, Florida (Store #24), which opened for business during the second quarter of our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 1, 2023 increased $2,612,000 or 6.79% to $41,092,000 from $38,480,000 for the thirteen weeks ended April 2, 2022. The increase was primarily due to increased payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June 2022, the package liquor store in Hollywood, Florida (Store #19P) in December 2022, pre-opening expenses from our limited partnership owned restaurant in Miramar, Florida (Store #25) and pre-opening expenses from our package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.81% for the thirteen weeks ended April 1, 2023 from 95.41% for the thirteen weeks ended April 2, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended April 1, 2023 increased to $23,184,000 from $20,070,000 for the thirteen weeks ended April 2, 2022. Gross profit margin for the restaurant food and bar sales increased during the thirteen weeks ended April 1, 2023 when compared to the thirteen weeks ended April 2, 2022 due to decreases in our cost of ribs, partially offset by, among other things, higher food costs. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 67.41% for the thirteen weeks ended April 1, 2023 and 63.83% for the thirteen weeks ended April 2, 2022.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended April 1, 2023 increased to $2,447,000 from $2,279,000 for the thirteen weeks ended April 2, 2022. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 28.26% for the thirteen weeks ended April 1, 2023 and 27.97% for the thirteen weeks ended April 2, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 1, 2023 increased $2,143,000 or 17.81% to $14,174,000 from $12,031,000 for the thirteen weeks ended April 2, 2022. Payroll and related costs for the thirteen weeks ended April 1, 2023 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June 2022, the retail package liquor store on Hollywood, Florida (Store #19P) in December 2022, and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 32.36% in the thirteen weeks ended April 1, 2023 and 29.83% of total revenue in the thirteen weeks ended April 2, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended April 1, 2023 increased $163,000 or 9.50% to $1,878,000 from $1,715,000 for the thirteen weeks ended April 2, 2022. The increase in occupancy costs was primarily due to the payment of rent for our retail package liquor store located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) during the entire second quarter of our fiscal year 2023, as opposed to a part of the second quarter of our fiscal year 2022, and the payment of rent for the second quarter of our fiscal year 2023 for Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 1, 2023 increased $127,000 or 1.70% to $7,618,000 from $7,491,000 for the thirteen weeks ended April 2, 2022, due primarily to Store #19P, Store #30 and Store #85 being open for the thirteen weeks ended April 1, 2023 only, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirteen weeks ended April 1, 2023 to 17.39% as compared to 18.57% for the thirteen weeks ended April 2, 2022.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended April 1, 2023, which is included in selling, general and administrative expenses, increased $136,000 or 18.84% to $858,000 from $722,000 from the thirteen weeks ended April 2, 2022. As a percentage of total revenue, depreciation and amortization expense was 1.96% of revenue in the thirteen weeks ended April 1, 2023 and 1.79% of revenue in the thirteen weeks ended April 2, 2022.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended April 1, 2023 increased $85,000 to $262,000 from $177,000 for the thirteen weeks ended April 2, 2022. Interest expense, net, increased for the thirteen weeks ended April 1, 2023 due to the interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for the thirteen weeks ended April 1, 2023 was an expense of $290,000, as compared to an expense of $353,000 for the thirteen weeks ended April 2, 2022.

Net Income. Net income for the thirteen weeks ended April 1, 2023 increased $835,000 or 62.17% to $2,178,000 from $1,343,000 for the thirteen weeks ended April 2, 2022 due primarily due to increased revenue at our retail package liquor stores and restaurants partially offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended April 1, 2023 is 4.97%, as compared to 3.33% in the thirteen weeks ended April 2, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended April 1, 2023 increased $237,000 or 14.28% to $1,897,000 from $1,660,000 for the thirteen weeks ended April 2, 2022 due primarily to increased revenue at our retail package liquor stores and restaurants partially offset by higher food costs and overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended April 1, 2023 is 4.33%, as compared to 4.12% for the thirteen weeks ended April 2, 2022.

Comparison of Twenty-Six Weeks Ended April 1, 2023 and April 2, 2022.

Revenues. Total revenue for the twenty-six weeks ended April 1, 2023 increased $7,931,000 or 10.20% to $85,664,000 from $77,733,000 for the twenty-six weeks ended April 2, 2022 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) on June 2022, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended April 1, 2023 as compared with the thirteen weeks ended April 2, 2022. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $51,880,000 for the twenty-six weeks ended April 1, 2023 as compared to $46,980,000 for the twenty-six weeks ended April 2, 2022. The increase in restaurant food sales during the twenty-six weeks ended April 1, 2023 as compared to restaurant food sales during the twenty-six weeks ended April 2, 2022 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 2, 2022 as compared with the twenty-six weeks ended April 1, 2023. Comparable weekly restaurant food sales (for restaurants open for all of the twenty-six weeks ended April 1, 2023 and April 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub (Store #30), both of which opened for business during the second quarter of our fiscal year 2022) was $1,859,000 and $1,775,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.73%. Comparable weekly restaurant food sales for Company owned restaurants only (excluding Store #30 which opened for business during the second quarter of our fiscal year 2022), was $911,000 and $872,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.47%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $948,000 and $903,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.98%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the third quarter of fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $14,269,000 for the twenty-six weeks ended April 1, 2023 as compared to $12,676,000 for the twenty-six weeks ended April 2, 2022. The increase in restaurant bar sales during the twenty-six weeks ended April 1, 2023 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively more adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 2, 2022 as compared with the twenty-six weeks ended April 1, 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the twenty-six weeks ended April 1, 2023 and April 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub (Store #30), both of which opened for business during the second quarter of our fiscal year 2022) was $508,000 and $485,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.74%. Comparable weekly restaurant bar sales for Company owned restaurants only was $219,000 and $214,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 2.34%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $289,000 and $271,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 6.64%. We expect that restaurant bar sales for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during the third quarter of fiscal year 2023.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $18,062,000 for the twenty-six weeks ended April 1, 2023 as compared to $16,659,000 for the twenty-six weeks ended April 2, 2022, an increase of $1,403,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic and package liquor sales generated rom the opening of our package liquor store in Hollywood, Florida (Store #19P) in December 2022. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023), was $677,000 and $649,000 for the twenty-six weeks ended April 1, 2023 and April 2, 2022, respectively, an increase of 4.31%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the opening of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and 11225 Miramar Parkway, Miramar, Florida (Store #24) which opened for business during the second quarter of our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended April 1, 2023 increased $6,638,000 or 8.84% to $81,756,000 from $75,118,000 for the twenty-six weeks ended April 1, 2023. The increase was primarily due to increased payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June 2022, pre-opening expenses from our limited partnership owned restaurant in Miramar, Florida (Store #25) and pre-opening expenses from our package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses decreased as a percentage of total revenue to approximately 95.44% for the twenty-six weeks ended April 1, 2023 from 96.64% for the twenty-six weeks ended April 2, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended April 1, 2023 increased to $44,133,000 from $37,949,000 for the twenty-six weeks ended April 2, 2022. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.72% for the twenty-six weeks ended April 1, 2023 and 63.61% for the twenty-six weeks ended April 2, 2022. Gross profit margin for restaurant food and bar sales increased during the twenty-six weeks of our fiscal year 2023 when compared to the twenty-six weeks of our fiscal year 2022 due among other things by the Recent Price Increases and decreases in our cost of ribs, partially offset by, among other things, higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty-six weeks ended April 1, 2023 increased to $4,866,000 from $4,450,000 for the twenty-six weeks ended April 2, 2022. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.94% for the twenty-six weeks ended April 1, 2023 and 26.71% for the twenty-six weeks ended April 2, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended April 1, 2023 increased $3,543,000 or 14.60% to $27,810,000 from $24,267,000 for the twenty-six weeks ended April 2, 2022. Payroll and related costs for the twenty-six weeks ended April 1, 2023 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June 2022, the retail package liquor store in Hollywood, Florida (Store #19P) in December 2022 and higher salaries to employees to remain competitive with other potential employers in a tight labor market. Payroll and related costs as a percentage of total revenue was 32.46% in the twenty-six weeks ended April 1, 2023 and 31.22% of total revenue in the twenty-six weeks ended April 2, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended April 1, 2023 increased $313,000 or 9.17% to $3,726,000 from $3,413,000 for the twenty-six weeks ended April 2, 2022. The increase in occupancy costs was primarily due to the payment of rent for our retail package liquor store located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) during the twenty-six weeks of our fiscal year 2023, as opposed to a part of the twenty-six weeks of our fiscal year 2022 and the payment of rent for the twenty-six weeks of our fiscal year 2023 for Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty-six weeks ended April 1, 2023 increased $1,486,000 or 10.99% to $15,008,000 from $13,522,000 for the twenty-six weeks ended April 2, 2022 due primarily to Store #19P, Store #30 and Store #85 being open for the twenty-six weeks ended April 1, 2023 only, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for the twenty-six weeks ended April 1, 2023 to 17.52% as compared to 17.40% for the twenty-six weeks ended April 2, 2022.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended April 1, 2023, which is included in selling, general and administrative expenses, increased $258,000 or 18.16% to $1,679,000 from $1,421,000 from the twenty-six weeks ended April 2, 2022. As a percentage of total revenue, depreciation and amortization expense was 1.96% of revenue in the twenty-six weeks ended April 1, 2023 and 1.83% of revenue in the twenty-six weeks ended April 2, 2022.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended April 1, 2023 increased $167,000 to $537,000 from $370,000 for the twenty-six weeks ended April 2, 2022. Interest expense, net, increased for the twenty-six weeks ended April 1, 2023 due to the interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for the twenty-six weeks ended April 1, 2023 was an expense of $353,000, as compared to an expense of $500,000 for the twenty-six weeks ended April 2, 2022.

Net Income. Net income for the twenty-six weeks ended April 1, 2023 decreased $2,229,000 or 42.21% to $3,052,000 from $5,281,000 for the twenty-six weeks ended April 2, 2022 due primarily to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, higher food costs and overall increased expenses during the twenty-six weeks ended April 1, 2023, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income for the twenty-six weeks ended April 1, 2023 is 3.56%, as compared to 6.79% in the twenty-six weeks ended April 2, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the twenty-six weeks ended April 1, 2023 decreased $703,000 or 21.81% to $2,521,000 from $3,224,000 for the twenty-six weeks ended April 2, 2022 due primarily to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, higher food costs and overall increased expenses during the twenty-six weeks ended April 1, 2023, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income attributable to stockholders for the twenty-six weeks ended April 1, 2023 is 2.94%, as compared to 4.15% for the twenty-six weeks ended April 2, 2022.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty-six weeks ended April 1, 2023, we had one new restaurant location in Miramar, Florida in the development stage, which location will house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commenced during the second quarter of our fiscal year 2022 and the restaurant opened for business subsequent to the end of the second quarter of our fiscal year 2023.

Menu Price Increases and Trends

During the twenty-six weeks ended April 1, 2023, we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 20, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. During the twenty-six weeks ended January 1, 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the twenty-six weeks ended April 1, 2023 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the balance of our fiscal year 2023. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Based on current COVID-19 trends, the Department of Health and Human Services (HHS) is planning for the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of April 1, 2023, we had cash and cash equivalents of approximately $37,764,000, a decrease of $4,374,000 from our cash balance of $42,138,000 as of October 1, 2022.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During the first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of April 1, 2023, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans.

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

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended April 1, 2023 and April 2, 2022.

	---------Twenty-Six Weeks Ended--------
	April 1, 2023	April 2, 2022
	(in thousands)

Net cash provided by operating activities	$4,194	$7,190
Net cash used in investing activities	(5,273)	(4,574)
Net cash used in financing activities	(3,295)	(5,374)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,374)	7,990

Cash and Cash Equivalents, Beginning	42,138	32,676

Cash and Cash Equivalents, Ending	$37,764	$40,666

We did not declare or pay a cash dividend on our capital stock during the twenty-six weeks ended April 1, 2023. During the twenty-six weeks ended April 2, 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and was made payable on April 19, 2022. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended April 1, 2023, we acquired property and equipment and construction in progress of $3,698,000, (of which $114,000 was purchase deposits transferred to property and equipment and $439,000 was purchase deposits transferred to construction in process as of October 1, 2022) including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $187,000 for renovations to three (3) Company owned restaurants. During the twenty-six weeks ended April 2, 2022, we acquired property and equipment and construction in progress of $4,111,000, (of which $353,000 was deposits recorded in other assets as of October 2, 2021 and $331,000 was construction in progress in accounts payable), including $717,000 for renovations to three (3) existing limited partnership owned restaurants and $82,000 for one (1) Company owned restaurant.

We anticipate the cost of this refurbishment in the remainder of fiscal year 2023 will be approximately $650,000, excluding construction/renovations to Store #19R (our restaurant which is being rebuilt due to damages caused by a fire) and Store #24 (our Miramar, Florida package store location in development), although capital expenditures for our refurbishing program for fiscal year 2023 may be significantly higher.

Long Term Debt

As of April 1, 2023, we had long term debt of $23,732,000, as compared to $25,389,000 as of October 1, 2022. Our long term debt decreased as of April 1, 2023 as compared to October 1, 2022 because we satisfied the principal balance and all accrued interest ($367,000) due on our $5.5 million term loan. In addition, we did not finance our insurance premiums for our annual insurance renewal effective December 30, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended April 1, 2023 our ratio was calculated to be 1.35 to 1.00. As a result, our classification of debt is appropriate as of April 1, 2023.

For further information regarding the Company's long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10K for the year ended October 1, 2022.

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which $302,000 has been paid through April 1, 2023 and $314,000 has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing this quarterly report.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $ 343,000 and through the end of the second quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to $670,000, of which $417,000 has been paid through April 1, 2023 and an additional $114,000 has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(c) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the second quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $426,000 to $1,847,000 of which $1,663,000 has been paid through April 1, 2023 and $13,000, has been paid subsequent to the end of the second quarter of our fiscal year 2023 through the date of filing of this quarterly report.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2023, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6.8 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar year 2023, at a prescribed cost, which we believe is competitive. The decrease in our cost of baby back ribs for calendar year 2023 compared to calendar year 2022 ($10.4 million) is due to a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended April 1, 2023, and our fiscal year ended October 1, 2022.

Item	April 1, 2023	Oct. 1, 2022
	(in Thousands)

Current Assets	$47,920	$50,893
Current Liabilities	21,887	22,176
Working Capital	$26,033	$28,717

Our working capital decreased during our fiscal quarter ended April 1, 2023 from our working capital for our fiscal year ended October 1, 2022 primarily due to increases in (i) purchases of property and equipment; (ii) deposits on property and equipment; and (iii) deferred revenue.

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

Critical Accounting Policies

During the twenty-six weeks ended April 1, 2023, we have not made any change to our critical accounting policies. See Item 7, page 51 of our Annual Report on Form 10-K for our fiscal year ended October 1, 2022 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 1, 2023 held no equity securities.

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

At April 1, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i)        The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that at April 1, 2023, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

During the twenty-six weeks ended April 1, 2023 we invested the aggregate sum of $600,000 in 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.52%. Otherwise, at April 1, 2023, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of April 1, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 1, 2023.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations. As a result of these errors we have concluded that we do not have a sufficient complement of trained and knowledgeable accounting personnel to prevent and detect errors on a timely basis and that this deficiency constitutes a material weakness in our internal control over financial reporting as of April 1, 2023.

Subsequent to the twenty-six weeks ended April 1, 2023, we began the process of addressing this material weakness by engaging qualified accounting consultants who have been brought on to enhance our internal controls over financial reporting. These individuals are licensed CPA’s with appropriate levels of knowledge and experience in public accounting.

Changes in Internal Control Over Financial Reporting

During the thirteen weeks ended April 1, 2023, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of designing and planning to enhance certain controls to address the material weakness discussed above. There is no assurance that this process will result in remediation of the material weakness or prevent other material weaknesses from arising in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2022 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended April 1, 2023 and April 2, 2022, we did not purchase any shares of our common stock. As of April 1, 2023, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 16, 2023	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)