Form 10-Q
period 2023-07-01
FLANIGANS ENTERPRISES INC
filed 2023-08-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

On August 15, 2023, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

REVENUES:
Restaurant food sales	$28,126	$25,574	$80,006	$72,554
Restaurant bar sales	7,687	6,755	21,956	19,431
Package store sales	8,791	7,626	26,853	24,285
Franchise related revenues	466	460	1,409	1,384
Rental income	252	213	683	611
Other operating income	50	47	129	143
	45,372	40,675	131,036	118,408
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	11,735	11,870	33,751	33,577
Package goods	6,498	5,630	19,694	17,839
Payroll and related costs	14,598	12,798	42,408	37,065
Occupancy costs	1,914	1,777	5,640	5,190
Selling, general and administrative expenses	7,927	6,517	22,935	20,039
	42,672	38,592	124,428	113,710
Income from Operations	2,700	2,083	6,608	4,698
OTHER INCOME (EXPENSE):
Interest expense	(264)	(177)	(801)	(547)
Interest and other income	26	80	60	117
Gain on forgiveness of PPP loans	-	-	-	3,488
Gain on sale of property and equipment	-	-	-	11
	(238)	(97)	(741)	3,069

Income before Provision for Income Taxes	2,462	1,986	5,867	7,767

Provision for Income Taxes	(51)	(22)	(404)	(522)

Net Income	2,411	1,964	5,463	7,245

Less: Net loss (income) attributable to noncontrolling interests	(806)	(129)	(1,337)	(2,186)
Net Income attributable to Flanigan’s Enterprises Inc. stockholders	$1,605	$1,835	$4,126	$5,059

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Income Per Common Share:
Basic and Diluted	$0.86	$0.99	$2.22	$2.72

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2023 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

ASSETS

	July 1, 2023	October 1, 2022

CURRENT ASSETS:

Cash and cash equivalents	$27,106	$42,138
Prepaid income taxes	261	235
Other receivables	654	456
Inventories	7,144	6,489
Prepaid expenses	2,154	1,575

Total Current Assets	37,319	50,893

Property and equipment, net	75,031	55,747
Construction in Progress	3,720	7,517
	78,751	63,264

Right-of-use assets, operating leases	27,615	29,517

Investment in Limited Partnership	276	294

OTHER ASSETS:

Liquor licenses	1,268	1,268
Deposits on property and equipment	771	1,860
Leasehold interests, net	69	86
Other	332	310

Total Other Assets	2,440	3,524

Total Assets	$146,401	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2023 (UNAUDITED) AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 1, 2023	October 1, 2022

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,185	$8,111
Accrued compensation	2,568	2,104
Due to franchisees	4,554	4,780
Current portion of long term debt	1,278	2,299
Operating lease liabilities, current	2,319	2,253
Deferred revenue	2,695	2,629
Total Current Liabilities	21,599	22,176

Long Term Debt, Net of Current Portion	22,152	23,090

Operating lease liabilities, non-current	26,489	28,281
Deferred tax liabilities	605	605

Total Liabilities	70,845	74,152

COMMITMENTS AND CONTINGENCIES
Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	58,374	55,086
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	58,957	55,669
Noncontrolling interests	16,599	17,671
Total stockholders’ equity	75,556	73,340

Total liabilities and stockholders’ equity	$146,401	$147,492

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2023 AND JULY 2, 2022

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420	$6,240	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	-	-	-	1,564	-	-	2,374	$3,938
Distributions to noncontrolling interests	-	-	-	-	-	-	(757)	$(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

Net income (loss)	-	-	-	1,660	-	-	(317)	$1,343
Distributions to noncontrolling interests	-	-	-	-	-	-	(757)	$(757)
Sale of noncontrolling interests	-	-	-	-	-	-	8,630	$8,630

Balance, April 2, 2022	4,197,642	$420	$6,240	$53,856	2,338,995	$(6,077)	$18,588	$73,027
Net income	-	-	-	1,835	-	-	129	$1,964
Distributions to noncontrolling interests	-	-	-	-	-	-	(781)	$(781)
Dividends paid	-	-	-	(1,858)	-	-	-	$(1,858)

Balance, July 2, 2022	4,197,642	$420	$6,240	$53,833	2,338,995	$(6,077)	$17,936	$72,352

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2023 AND JULY 2, 2022

(in thousands, except share amounts)

(Continued)

	Common Stock		Capital in Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2022	4,197,642	$420	$6,240	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	-	-	-	624	-	-	250	$874
Distributions to noncontrolling interests	-	-	-	-	-	-	(829)	$(829)
Balance, December 31, 2022	4,197,642	$420	$6,240	$55,710	2,338,995	$(6,077)	$17,092	$73,385
Net income	-	-	-	1,897	-	-	281	$2,178
Distributions to noncontrolling interests	-	-	-	-	-	-	(789)	$(789)
Balance, April 1, 2023	4,197,642	$420	$6,240	$57,607	2,338,995	$(6,077)	$16,584	$74,774
Net income	-	-	-	1,605	-	-	806	$2,411
Distributions to noncontrolling interests	-	-	-	-	-	-	(791)	$(791)
Dividends paid	-	-	-	(838)	-	-	-	$(838)
Balance, July 1, 2023	4,197,642	$420	$6,240	$58,374	2,338,995	$(6,077)	$16,599	$75,556

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2023 AND JULY 2, 2022

(in thousands)

	July 1, 2023	July 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,463	$7,245
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,596	2,182
Amortization of leasehold interests	17	27
Amortization of operating lease right-of-use asset	1,902	1,772
Gain on forgiveness of PPP Loans	-	(3,488)
Gain on sale of property and equipment	-	(11)
Loss on abandonment of property and equipment	31	13
Amortization of deferred loan costs	28	26
Deferred income taxes	-	87
Income from unconsolidated limited partnership	(9)	(24)

Changes in operating assets and liabilities:
(Increase) decrease in
Other receivables	(198)	18
Prepaid income taxes	(26)	(31)
Inventories	(655)	(1,242)
Prepaid expenses	(579)	738
Other assets	(22)	(217)
Increase (decrease) in:
Accounts payable and accrued expenses	538	1,187
Operating lease liabilities	(1,726)	(1,454)
Due to franchisees	(226)	817
Deferred revenue	66	145
Net cash and cash equivalents provided by operating activities	7,200	7,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,541)	(3,292)
Purchase of construction in progress	(2,811)	(2,521)
Deposits on property and equipment	(1,711)	(698)
Proceeds from sale of property and equipment	38	43
Business acquistion	-	(75)
Distributions from unconsolidated limited partnership	27	24
Net cash and cash equivalents used in investing activities	(16,998)	(6,519)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2023 AND JULY 2, 2022

(in thousands)

(Continued)

	July 1, 2023	July 2, 2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(1,987)	(2,765)
Proceeds from noncontrolling interest offering	-	8,630
Dividends paid	(838)	(1,858)
Distributions to limited partnerships’ noncontrolling interests	(2,409)	(2,295)
Net cash and cash equivalents (used in) provided by financing activities	(5,234)	1,712
Net (Decrease) Increase in Cash and Cash Equivalents	(15,032)	2,983
Cash and Cash Equivalents - Beginning of Period	42,138	32,676
Cash and Cash Equivalents - End of Period	$27,106	$35,659
Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$801	$547
Income taxes	$431	$466
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$-	$1,858
Purchase deposits capitalized to property and equipment	$2,298	$50
Purchase deposits transferred to CIP	$502	$512
CIP transferred to property and equipment	$7,110	$3,258
CIP in accounts payable	$538	$577
Operating lease liabilities arising from ROU asset	$-	$3,335

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEKS ENDED JULY 1, 2023 AND JULY 2, 2022

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen and thirty-nine weeks ended July 1, 2023 and July 2, 2022 is unaudited. Financial information as of October 1, 2022 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2022. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported.  These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities and estimates relating to loyalty reward programs.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

Certain amounts presented in the financial statements previously issued for the thirteen and thirty-nine weeks ended July 2, 2022 have been reclassified to conform to the presentation for the thirteen and thirty-nine weeks ended July 1, 2023.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of July 1, 2023 and July 2, 2022, no stock options or other potentially dilutive securities were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

Recently Issued

The FASB issued guidance, ASU 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London interbank offered rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates were published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates will have no impact on us.

The FASB issued guidance, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance would be effective for the Company in the first quarter of our fiscal year 2024; however, after performing a thorough analysis the Company concluded it does not possess any financial asset instrument that would be subject to this guidance.

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

(5) PURCHASE OF REAL PROPERTY:

El Portal, Florida (“Big Daddy’s Liquors”/Warehouse)

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of the real property it owns located at 8600 Biscayne Boulevard, El Portal, Florida consisting of approximately 6,000 square feet of commercial space which we sublease and where our “Big Daddy’s Liquors” package liquor store and our warehouse (Store #47) operate for $3,200,000. We paid all cash at closing.

Hallandale Beach, Florida

During the third quarter of our fiscal year 2023 we closed with a non-affiliated third party on the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building which is leased to two unaffiliated third parties (approximately 1,450 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The rental income generated by these four lease arrangements is not material. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant (Store #31) operates. We paid all cash at closing and accounted for this transaction as an asset acquisition.

(6) DEBT:

Payoff of Term Loan

During the first quarter of our fiscal year 2023, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) were paid in full on December 28, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended July 1, 2023 our ratio was calculated to be 1.50 to 1.00. We have prepared projections going forward and expect to be in compliance. As a result, our classification of debt is appropriate as of July 1, 2023.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2022.

(7) INSURANCE PREMIUMS

Prior to fiscal year 2023 we financed our annual insurance premiums. Due to higher interest rates, during the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we paid the premiums for property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, which includes coverage for our franchisees (which is $658,000), which are not included in our consolidated financial statements.

We paid the $3,281,000 annual premium amounts on January 9, 2023, which includes coverage for our franchisees which are not included in our consolidated financial statements.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000 and subsequent to the end of the third quarter of our fiscal year 2023 we agreed to change orders increasing the total contract price by $453,000 to $2,968,000, of which $1,065,000 has been paid through July 1, 2023 and $495,000 has been paid subsequent to the end of the third quarter of our fiscal year 2023 through the date of filing this quarterly report.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through the end of the third quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to

$670,000, of which $531,000 has been paid through July 1, 2023 and an additional $104,000 has been paid subsequent to the end of the third quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(c) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the third quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $441,000 to $1,862,000 which was paid through July 1, 2023.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 49 years, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842 during the year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended July 1, 2023	Ended July 2, 2022
Operating Lease Expense, which is included in occupancy costs	$955,000	$935,000

	39 Weeks	39 Weeks
	Ended July 1, 2023	Ended July 2, 2022
Operating Lease Expense, which is included in occupancy costs	$2,868,000	$2,769,000

Supplemental balance sheet information related to leases is as follows:

Classification on the Condensed Consolidated Balance Sheet	July 1, 2023	October 1, 2022

Assets
Operating lease assets	$27,615,000	$29,517,000

Liabilities
Operating lease current liabilities	$2,319,000	$2,253,000
Operating lease non-current liabilities	$26,489,000	$28,281,000

Weighted Average Remaining Lease Term:
Operating leases	10.10 Years	10.82 Years

Weighted Average Discount:
Operating leases	4.75%	4.66%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year 2023	Operating
2023 (three (3) months)	$861,000
2024	3,612,000
2025	3,606,000
2026	3,440,000
2027	3,344,000
Thereafter	25,173,000
Total lease payments
(Undiscounted cash flows)	40,036,000
Less imputed interest	(11,228,000)
Total operating lease liabilities	$28,808,000

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

(9) CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic, (“COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. The Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. Information concerning the revenues and operating income for the thirteen weeks and thirty-nine weeks ended July 1, 2023 and July 2, 2022, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

	(in thousands)

	Thirteen Weeks Ending	Thirteen Weeks Ending
	July 1, 2023	July 2, 2022

Operating Revenues:
Restaurants	$35,813	$32,329
Package stores	8,791	7,626
Other revenues	768	720
Total operating revenues	$45,372	$40,675

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,835	$1,953
Package stores	783	705
	3,618	2,658
Corporate expenses, net of other revenues	(918)	(575)
Income from Operations	2,700	2,083
Interest expense	(264)	(177)
Interest and Other income	26	80
Income Before Provision for Income Taxes	$2,462	$1,986
Provision for Income Taxes	(51)	(22)
Net Income	2,411	1,964
Net Income Attributable to Noncontrolling Interests	(806)	(129)
Net Income Attributable to Flanigan’s Enterprises, Inc.	$1,605	$1,835
Stockholders

Depreciation and Amortization:
Restaurants	$690	$607
Package stores	129	79
	819	686
Corporate	115	102
Total Depreciation and Amortization	$934	$788

Capital Expenditures:
Restaurants	$2,511	$1,542
Package stores	3,299	450
	5,810	1,992
Corporate	8,638	210
Total Capital Expenditures	$14,448	$2,202

	Thirty-Nine Weeks Ending July 1, 2023	Thirty-Nine Weeks Ending July 2, 2022
Operating Revenues:
Restaurants	$101,962	$91,985
Package stores	26,853	24,285
Other revenues	2,221	2,138
Total operating revenues	$131,036	$118,408

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,615	$4,005
Package stores	2,223	2,147
	8,838	6,152
Corporate expenses, net of other revenues	(2,230)	(1,454)
Income from Operations	6,608	4,698
Interest expense	(801)	(547)
Interest and Other income	60	117
Gain on forgiveness of PPP Loans	-	3,488
Gain on sale of property and equipment	-	11
Income Before Provision for Income Taxes	$5,867	$7,767
Provision for Income Taxes	(404)	(522)
Net Income	5,463	7,245
Net Income Attributable to Noncontrolling Interests	(1,337)	(2,186)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$4,126	$5,059

Depreciation and Amortization:
Restaurants	$1,947	$1,670
Package stores	338	237
	2,285	1,907
Corporate	328	302
Total Depreciation and Amortization	$2,613	$2,209

Capital Expenditures:
Restaurants	$5,757	$4,466
Package stores	3,761	1,845
	9,518	6,311
Corporate	9,172	686
Total Capital Expenditures	$18,690	$6,997

	(in thousands)

	July 1,	October 1,
	2023	2022
Identifiable Assets:
Restaurants	$75,874	$73,596
Package store	23,922	20,035
	99,796	93,631
Corporate	46,605	53,861
Consolidated Totals	$146,401	$147,492

(11) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and no further events required disclosure.

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

OVERVIEW

As of July 1, 2023, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 1, 2023 and as compared to October 1, 2022. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	July 1, 2023	October 1, 2022
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	3	3
Restaurant only, including sports bar	8	8	(1)
Package liquor store only	9	7	(2) (3)

Company Managed Restaurants Only:
Limited partnerships	10	10	(4)
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	30
Franchised Units	5	5	(5)

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

(3) During the second quarter of our fiscal year 2023, our package liquor store located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24) opened for business.

(4) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business in March, 2022 (the “2022 Sunrise Restaurant”). During the third quarter of our fiscal year 2023, our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) opened for business in April, 2023 (the “2023 Miramar Restaurant”).

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the

25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of July 1, 2023, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which opened for business in April, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 1, 2023		July 2, 2022
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$28,126	63.06	$25,574	64.01
Restaurant bar sales	7,687	17.23	6,755	16.91
Package store sales	8,791	19.71	7,626	19.08

Total Sales	$44,604	100.00	$39,955	100.00

Franchise related revenues	466		460
Rental income	252		213
Other operating income	50		47

Total Revenue	$45,372		$40,675

	-----------------------Thirty-Nine Weeks Ended-----------------------
	July 1, 2023		July 2, 2022
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$80,006	62.11	$72,554	62.40
Restaurant bar sales	21,956	17.04	19,431	16.71
Package store sales	26,853	20.85	24,285	20.89

Total Sales	$128,815	100.00	$116,270	100.00

Franchise related revenues	1,409		1,384
Rental income	683		611
Other operating income	129		143

Total Revenue	$131,036		$118,408

Comparison of Thirteen Weeks Ended July 1, 2023 and July 2, 2022.

Revenues. Total revenue for the thirteen weeks ended July 1, 2023 increased $4,697,000 or 11.55% to $45,372,000 from $40,675,000 for the thirteen weeks ended July 2, 2022 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of Brendan’s Sports Pub (Store #30) in June 2022, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, the opening of the package liquor store in Miramar, Florida (Store #24) in March 2023 and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended July 1, 2023 as compared with the thirteen weeks ended July 2, 2022.  Effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 19, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $28,126,000 for the thirteen weeks ended July 1, 2023 as compared to $25,574,000 for the thirteen weeks ended July 2, 2022. The increase in restaurant food sales during the thirteen weeks ended July 1, 2023 as compared to restaurant food sales during the thirteen weeks ended July 2, 2022 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirteen weeks ended July 2, 2022 as compared with the thirteen weeks ended July 1, 2023. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended July 1, 2023 and July 2, 2022 respectively, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships (excluding our Miramar, Florida location (Store #25), and Brendan’s Sports Pub (Store #30), which opened for business during the third quarter of our fiscal year 2023 and the third quarter of our fiscal year 2022, respectively) was $1,901,000 and $1,860,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 2.20%. Comparable weekly restaurant food sales for Company owned restaurants only (excluding Store #30 which opened for business during the third quarter of our fiscal year 2022), was $938,000 and $931,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 0.75%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $963,000 and $930,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 3.55%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the operation of the 2023 Miramar Restaurant during the balance of our fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,687,000 for the thirteen weeks ended July 1, 2023 as compared to $6,755,000 for the thirteen weeks ended July 2, 2022. The increase in restaurant bar sales during the thirteen weeks ended July 1, 2023 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended July 2, 2022 as compared with the thirteen weeks ended July 1, 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended July 1, 2023 and July 2, 2022 respectively, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25), and Brendan’s Sports Pub, (Store #30), which opened for business during the third quarter of our fiscal year 2023 and the third quarter of our fiscal year 2022, respectively) was $510,000 and $492,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 3.66%. Comparable weekly restaurant bar sales for Company owned restaurants only (excluding Store #30 which opened for business during third quarter of our fiscal year 2022), was $216,000 and $212,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 1.89%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $294,000 and $280,000 for the thirteen weeks ended July 1, 2023 and July 1, 2022, respectively, an increase of 5.00%. We expect that restaurant bar sales for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the operation of the 2023 Miramar Restaurant during the balance of our fiscal year 2023.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,791,000 for the thirteen weeks ended July 1, 2023 as compared to $7,626,000 for the thirteen weeks ended July 2, 2022, an increase of $1,165,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic and package liquor sales generated from the operation of our package liquor store in Hollywood, Florida (Store #19P) and the opening of our package liquor store in Miramar, Florida (Store #24) in March, 2023. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores (excluding Store #19P, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023 and excluding Store #24 which opened for business during the second quarter of our fiscal year 2023), was $606,000 and $587,000 for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively, a increase of 3.24%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the operation of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24), which opened for business during the second quarter of our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 1, 2023 increased $4,080,000 or 10.57% to $42,672,000 from $38,592,000 for the thirteen weeks ended July 2, 2022. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, Brendan’s Sports Pub (Store #30) in June 2022, the package liquor store in Hollywood, Florida (Store #19P) and the package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses decreased as a percentage of total revenue to approximately 94.05% for the thirteen weeks ended July 1, 2023 from 94.88% for the thirteen weeks ended July 2, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended July 1, 2023 increased to $24,078,000 from $20,459,000 for the thirteen weeks ended July 2, 2022. Gross profit margin for the restaurant food and bar sales increased during the thirteen weeks ended July 1, 2023 when compared to the thirteen weeks ended July 2, 2022 due to decreases in our cost of ribs and the Recent Price Increases , partially offset by, among other things, higher food costs. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 67.23% for the thirteen weeks ended July 1, 2023 and 63.28% for the thirteen weeks ended July 2, 2022.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended July 1, 2023 increased to $2,293,000 from $1,996,000 for the thirteen weeks ended July 2, 2022. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.08% for the thirteen weeks ended July 1, 2023 and 26.17% for the thirteen weeks ended July 2, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 1, 2023 increased $1,800,000 or 14.06% to $14,598,000 from $12,798,000 for the thirteen weeks ended July 2, 2022. Payroll and related costs for the thirteen weeks ended July 1, 2023 were higher due primarily to the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, Brendan’s Sports Pub (Store #30) in June 2022, the retail package liquor store in Hollywood, Florida (Store #19P) in December 2022, the retail package liquor store in Miramar, Florida (Store #24) in March, 2023 and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 32.17% in the thirteen weeks ended July 1, 2023 and 31.46% of total revenue in the thirteen weeks ended July 2, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended July 1, 2023 increased $137,000 or 7.71% to $1,914,000 from $1,777,000 for the thirteen weeks ended July 2, 2022. The increase in occupancy costs was primarily due to the payment of rent during the third quarter of our fiscal year 2023 for Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 1, 2023 increased $1,410,000 or 21.64% to $7,927,000 from $6,517,000 for the thirteen weeks ended July 2, 2022, due primarily to Store #19P, Store #24, Store #30 and Store #25 being open for the thirteen weeks ended July 1, 2023 only, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended July 1, 2023 to 17.47% as compared to 16.02% for the thirteen weeks ended July 2, 2022.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended July 1, 2023, which is included in selling, general and administrative expenses, increased $146,000 or 18.53% to $934,000 from $788,000 from the thirteen weeks ended July 2, 2022. This increase is driven by the opening of Stores #19P, #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 2.06% of revenue in the thirteen weeks ended July 1, 2023 and 1.94% of revenue in the thirteen weeks ended July 2, 2022.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended July 1, 2023 increased $87,000 to $264,000 from $177,000 for the thirteen weeks ended July 2, 2022. Interest expense, net, increased for the thirteen weeks ended July 1, 2023 due to the interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for the thirteen weeks ended July 1, 2023 was an expense of $51,000, as compared to an expense of $22,000 for the thirteen weeks ended July 2, 2022.

Net Income. Net income for the thirteen weeks ended July 1, 2023 increased $447,000 or 22.76% to $2,411,000 from $1,964,000 for the thirteen weeks ended July 2, 2022 due primarily to increased revenue at our retail package liquor stores and restaurants partially offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended July 1, 2023 is 5.31%, as compared to 4.83% in the thirteen weeks ended July 2, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended July 1, 2023 decreased $230,000 or 12.53% to $1,605,000 from $1,835,000 for the thirteen weeks ended July 2, 2022 due primarily to higher food costs, overall increased expenses and a higher portion of net income attributable to noncontrolling interests (specifically the operations of our Miramar location). As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended July 1, 2023 is 3.54%, as compared to 4.51% for the thirteen weeks ended July 2, 2022.

Comparison of Thirty-Nine Weeks Ended July 1, 2023 and July 2, 2022.

Revenues. Total revenue for the thirty-nine weeks ended July 1, 2023 increased $12,628,000 or 10.66% to $131,036,000 from $118,408,000 for the thirty-nine weeks ended July 2, 2022 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, the opening of the package liquor store in Miramar, Florida (Store #24) in March, 2023 and the comparatively less adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 1, 2023 as compared with the thirty-nine weeks ended July 2, 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $80,006,000 for the thirty-nine weeks ended July 1, 2023 as compared to $72,554,000 for the thirty-nine weeks ended July 2, 2022. The increase in restaurant food sales during the thirty-nine weeks ended July 1, 2023 as compared to restaurant food sales during the thirty-nine weeks ended July 2, 2022 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 2, 2022 as compared with the thirty-nine weeks ended July 1, 2023. Comparable weekly restaurant food sales (for restaurants open for all of the thirty-nine weeks ended July 1, 2023 and July 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub (Store #30), which opened for business during the second and third quarters of our fiscal year 2022, respectively and excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $1,873,000 and $1,803,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 3.88%. Comparable weekly restaurant food sales for Company owned restaurants only (excluding Store #30 which opened for business during the third quarter of our fiscal year 2022), was $920,000 and $892,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 3.14%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022 and excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $953,000 and $912,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 4.50%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the operation of the 2023 Miramar Restaurant during the balance of our fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $21,956,000 for the thirty-nine weeks ended July 1, 2023 as compared to $19,431,000 for the thirty-nine weeks ended July 2, 2022. The increase in restaurant bar sales during the thirty-nine weeks ended July 1, 2023 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April, 2023, the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March, 2022, the opening of Brendan’s Sports Pub (Store #30) in June 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 2, 2022 as compared with the thirty-nine weeks ended July 1, 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the thirty-nine weeks ended July 1, 2023 and July 2, 2022 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85), and Brendan’s Sports Pub (Store #30), which opened for business during the second and third quarters of our fiscal year 2022, respectively and excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $472,000 and $488,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, a decrease of 3.28%. Comparable weekly restaurant bar sales for Company owned restaurants only (excluding Store #30 which opened for business during the third quarter of our fiscal year 2022), was $181,000 and $213,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, a decrease of 15.02%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022 and excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $291,000 and $274,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 6.20%. We expect that restaurant bar sales for the balance of our fiscal year 2023 will increase due to increased restaurant traffic and the operation of the 2023 Miramar Restaurant during the balance of our fiscal year 2023.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $26,853,000 for the thirty-nine weeks ended July 1, 2023 as compared to $24,285,000 for the thirty-nine weeks ended July 2, 2022, an increase of $2,568,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic and package liquor sales generated from the opening of our package liquor store in Hollywood, Florida (Store #19P) in December 2022 and our package liquor store in Miramar, Florida (Store #24) in March, 2023. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023 and excluding Store #24, which opened for business during the third quarter of our fiscal year 2023), was $631,000 and $623,000 for the thirty-nine weeks ended July 1, 2023 and July 2, 2022, respectively, an increase of 1.28%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the operation of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24), which opened for business during the second quarter of our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty-nine weeks ended July 1, 2023 increased $10,718,000 or 9.43% to $124,428,000 from $113,710,000 for the thirty-nine weeks ended July 2, 2022. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from Store #19P, Store #24, Store #30 and Store #25 being open for the thirty-nine weeks ended July 1, 2023 only, while Store #85 being open for all of the thirty-nine weeks ended July 1, 2023 but for only a part of the thirty-nine weeks ended July 2, 2022, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses decreased as a percentage of total revenue to approximately 94.96% for the thirty-nine weeks ended July 1, 2023 from 96.03% for the thirty-nine weeks ended July 2, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended July 1, 2023 increased to $68,211,000 from $58,408,000 for the thirty-nine weeks ended July 2, 2022. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.90% for the thirty-nine weeks ended July 1, 2023 and 63.50% for the thirty-nine weeks ended July 2, 2022. Gross profit margin for restaurant food and bar sales increased during the thirty-nine weeks of our fiscal year 2023 when compared to the thirty-nine weeks of our fiscal year 2022 due among other things by the Recent Price Increases and decreases in our cost of ribs, partially offset by, among other things, higher food costs.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended July 1, 2023 increased to $7,159,000 from $6,446,000 for the thirty-nine weeks ended July 2, 2022. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.66% for the thirty-nine weeks ended July 1, 2023 and 26.54% for the thirty-nine weeks ended July 2, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended July 1, 2023 increased $5,343,000 or 14.42% to $42,408,000 from $37,065,000 for the thirty-nine weeks ended July 2, 2022. Payroll and related costs for the thirty-nine weeks ended July 1, 2023 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida (Store #85) in March 2022, our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, Brendan’s Sports Pub (Store #30) in June 2022, the retail package liquor store in Hollywood, Florida (Store #19P) in December 2022, the retail package liquor store in Miramar, Florida (Store #24) in March, 2023 and higher salaries to employees to remain competitive with other potential employers in a tight labor market. Payroll and related costs as a percentage of total revenue was 32.36% in the thirty-nine weeks ended July 1, 2023 and 31.30% of total revenue in the thirty-nine weeks ended July 2, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended July 1, 2023 increased $450,000 or 8.67% to $5,640,000 from $5,190,000 for the thirty-nine weeks ended July 2, 2022. The increase in occupancy costs was primarily due to the payment of rent for our retail package liquor store located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24) and our restaurant location which were developing located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) during the thirty-nine weeks of our fiscal year 2023, as opposed to a part of the thirty-nine weeks of our fiscal year

2022 and the payment of rent for the thirty-nine weeks of our fiscal year 2023 for Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended July 1, 2023 increased $2,896,000 or 14.45% to $22,935,000 from $20,039,000 for the thirty-nine weeks ended July 2, 2022 due primarily to Store #19P, Store #24, Store #30 and Store #25 being open for the thirty-nine weeks ended July 1, 2023 only, while Store #85 being open for all of the thirty-nine weeks ended July 1, 2023 but for only a part of the thirty-nine weeks ended July 2, 2022, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for the thirty-nine weeks ended July 1, 2023 to 17.50% as compared to 16.92% for the thirty-nine weeks ended July 2, 2022.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended July 1, 2023, which is included in selling, general and administrative expenses, increased $404,000 or 18.29% to $2,613,000 from $2,209,000 from the thirty-nine weeks ended July 2, 2022. This increase is driven by the opening of Stores #19P, #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 1.99% of revenue in the thirty-nine weeks ended July 1, 2023 and 1.87% of revenue in the thirty-nine weeks ended July 2, 2022.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended July 1, 2023 increased $254,000 to $801,000 from $547,000 for the thirty-nine weeks ended July 2, 2022. Interest expense, net, increased for the thirty-nine weeks ended July 1, 2023 due to the interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for the thirty-nine weeks ended July 1, 2023 was an expense of $404,000, as compared to an expense of $522,000 for the thirty-nine weeks ended July 2, 2022.

Net Income. Net income for the thirty-nine weeks ended July 1, 2023 decreased $1,782,000 or 24.60% to $5,463,000 from $7,245,000 for the thirty-nine weeks ended July 2, 2022 due primarily to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, higher food costs and overall increased expenses during the thirty-nine weeks ended July 1, 2023, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income for the thirty-nine weeks ended July 1, 2023 is 4.17%, as compared to 6.12% in the thirty-nine weeks ended July 2, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirty-nine weeks ended July 1, 2023 decreased $933,000 or 18.44% to $4,126,000 from $5,059,000 for the thirty-nine weeks ended July 2, 2022 due primarily to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the first quarter ended January 1, 2022, higher food costs and overall increased expenses during the thirty-nine weeks ended July 1, 2023, partially offset by increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases. As a percentage of revenue, net income attributable to stockholders for the thirty-nine weeks ended July 1, 2023 is 3.15%, as compared to 4.27% for the thirty-nine weeks ended July 2, 2022.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty-nine weeks ended July 1, 2023, we had one new restaurant location in Miramar, Florida in the development stage, which houses a new “Flanigan’s” and opened for business during the third quarter of our fiscal year 2023. Rent for the new restaurant location in Miramar, Florida commenced during the second quarter of our fiscal year 2022.

Menu Price Increases and Trends

During the thirty-nine weeks ended July 1, 2023, we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 20, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. During the thirty-nine weeks ended July 2, 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the thirty-nine weeks ended July 1, 2023 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the balance of our fiscal year 2023. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Based on current COVID-19 trends, the Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of July 1, 2023, we had cash and cash equivalents of approximately $26,995,000, a decrease of $15,143,000 from our cash balance of $42,138,000 as of October 1, 2022. This decrease is primarily due to our decision not to finance our insurance premiums for the annual period beginning December 30, 2022, the purchase of property at Hallandale Beach ($8,500,000), El Portal ($3,200,000), and the continued construction of Store #19 ($764,000) as disclosed above.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During the first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of July 1, 2023, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans.

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

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended July 1, 2023 and July 2, 2022.

	---------Thirty-Nine Weeks Ended--------
	July 1, 2023	July 2, 2022
	(in thousands)

Net cash provided by operating activities	$7,200	$7,790
Net cash used in investing activities	(16,998)	(6,519)
Net cash (used in) provided by financing activities	(5,234)	1,712
Net (Decrease) Increase in Cash and Cash Equivalents	(15,032)	2,983
Cash and Cash Equivalents, Beginning	42,138	32,676
Cash and Cash Equivalents, Ending	$27,106	$35,659

During the thirty-nine weeks ended July 1, 2023, our Board of Directors declared a cash dividend of $0.45 per share to shareholders of record on June 12, 2023 and was made payable on June 26, 2023. During the thirty-nine weeks ended July 2, 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and was made payable on April 19, 2022. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended July 1, 2023, we acquired property and equipment and construction in progress of $15,890,000, (of which $2,298,000 was purchase deposits transferred to property and equipment and $502,000 was purchase deposits transferred to construction in process as of October 1, 2022, and $538,000 was construction in progress in accounts payable) including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $294,000 for renovations to three (3) Company owned restaurants. During the thirty-nine weeks ended July 2, 2022, we acquired property and equipment and construction in progress of $10,227,000, (of which $562,000 was deposits recorded in other assets as of October 2, 2021 and $549,000 was construction in progress in accounts payable), including $727,000 for renovations to three (3) existing limited partnership owned restaurants and $149,000 for one (1) Company owned restaurant.

Of the planned renovations for fiscal year 2023, we have exceeded our $653,000 projection and anticipate additional expenditure for refurbishments including but not limited to parking lot drainage at locations #33 and #32 as well as installation of a grease trap line at store #20. This excludes construction/renovations to Store #19R (our restaurant which is being rebuilt due to damages caused by a fire) and Store #24 (our Miramar, Florida package store location which opened for business in March, 2023).

Long Term Debt

As of July 1, 2023, we had long term debt (including the current portion) of $23,430,000, as compared to $25,389,000 as of October 1, 2022. Our long term debt decreased as of July 1, 2023 as compared to October 1, 2022 because we satisfied the principal balance and all accrued interest ($367,000) due on our $5.5 million term loan. In addition, we did not finance our insurance premiums for our annual insurance renewal effective December 30, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the

Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended July 1, 2023 our ratio was calculated to be 1.50 to 1.00. We have prepared projections going forward and expect to be in compliance. As a result, our classification of debt is appropriate as of July 1, 2023.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2022.

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000 and subsequent to the end of the third quarter of our fiscal year 2023 we agreed to change orders increasing the total contract price by $453,000 to $2,968,000, of which $1,065,000 has been paid through July 1, 2023 and $495,000 has been paid subsequent to the end of the third quarter of our fiscal year 2023 through the date of filing this quarterly report.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $ 343,000 and through the end of the third quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to $670,000, of which $531,000 has been paid through July 1, 2023 and an additional $104,000 has been paid subsequent to the end of the third quarter of our fiscal year 2023 through the date of filing of this quarterly report.

(c) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the third quarter of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $441,000 to $1,862,000 which was paid through July 1, 2023.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended July 1, 2023, and our fiscal year ended October 1, 2022.

Item	July 1, 2023	Oct. 1, 2022
	(in Thousands)

Current Assets	$37,208	$50,893
Current Liabilities	21,599	22,176
Working Capital	$15,609	$28,717

Our working capital decreased during our fiscal quarter ended July 1, 2023 from our working capital for our fiscal year ended October 1, 2022 primarily due to increases in (i) purchases of real property; (ii) purchases of property and equipment; and (iii) deposits on property and equipment. Current assets as of October 1, 2022 increased by $8,900,000 due to our refinancing of the mortgage encumbering store #31. Current assets as of July 1, 2023 decreased due to our decision not to finance our insurance premiums for the annual period beginning December 30, 2022, as well as the current year investments in the purchase of property.

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

Critical Accounting Policies

During the thirty-nine weeks ended July 1, 2023, we have not made any change to our critical accounting policies. See Item 7, page 51 of our Annual Report on Form 10-K for our fiscal year ended October 1, 2022 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 1, 2023 held no equity securities.

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

At July 1, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that at July 1, 2023, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

During the thirty-nine weeks ended July 1, 2023 we invested the aggregate sum of $900,000 in 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.87%. Otherwise, at July 1, 2023, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of July 1, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 1, 2023.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations. As a result of these errors we have concluded that we do not have a sufficient complement of trained and knowledgeable accounting personnel to prevent and detect errors on a timely basis and that this deficiency constitutes a material weakness in our internal control over financial reporting as of July 1, 2023.

During the thirty-nine weeks ended July 1, 2023, we began the process of addressing this material weakness by engaging qualified accounting consultants who have been brought on to enhance our internal controls over financial reporting. These individuals are licensed CPA’s with appropriate levels of knowledge and experience in public accounting.

Changes in Internal Control Over Financial Reporting

During the thirteen weeks ended July 1, 2023, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of designing and planning to enhance certain controls to address the material weakness discussed above. There is no assurance that this process will result in remediation of the material weakness or prevent other material weaknesses from arising in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 8 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2022 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended July 1, 2023 and July 2, 2022, we did not purchase any shares of our common stock. As of July 1, 2023, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN’S ENTERPRISES, INC.

Date: August 15, 2023	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)