Form 10-K
period 2023-09-30
FLANIGANS ENTERPRISES INC
filed 2023-12-29
CIK 12040

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,800,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $28.28 per share).

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 29, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” “could”, “may”, “might”, “will” and “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to the future effects of the COVID 19 pandemic, (“COVID 19”) the general expansion of our business and other statements which are not statements of current or historical facts.

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

PART I

ITEM 1. BUSINESS

General

As of September 30, 2023, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 31 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 30, 2023 and as compared to October 1, 2022. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	FISCAL YEAR 2023	FISCAL YEAR 2022
Company Owned:
Combination package liquor store and restaurant	3	3
Restaurant only, including sports bar	8	8	(1)
Package liquor store only	8	7	(2) (3)

Company Managed Restaurants Only:
Limited partnerships	10	10	(4)
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	31	30
Franchised Units	5	5	(5)

____________________

Notes:

(1) During the third quarter of our fiscal year 2022, we entered into a new lease for the business premises and purchased the assets of a restaurant/bar known as “Brendan’s Sports Pub” located at 868 S. Federal Highway, Pompano Beach, Florida and began operating the location under its current trade name.

(2) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. During the first quarter of our fiscal year 2023, we opened our newly built stand-alone package liquor store on this site replacing our package liquor store destroyed by fire and previously operating here (Store #19P). We are constructing a stand-alone restaurant building on this site (adjacent to the package liquor store), replacing our restaurant destroyed by fire and previously operating here (Store #19R). This restaurant was not operational during our fiscal year 2023, but we believe this restaurant will be operational during our fiscal year 2024.

(3) During the second quarter of our fiscal year 2023, our package liquor store located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24) opened for business.

(4) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business (the “2022 Sunrise Restaurant”). During the third quarter of our fiscal year 2023, our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) opened for business (the “2023 Miramar Restaurant”).

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 78.71% and bar sales approximately 21.29% of our total restaurant sales.

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

Company-Owned Package Liquor Stores. As of our fiscal year ended September 30, 2023, we own and operate eleven package liquor stores in the South Florida area under the name “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, two of which are jointly operated with restaurants we own.

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

Company-Owned Restaurants. We own and operate nine restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” three of which are jointly operated with package liquor stores we own. We are constructing a stand-alone restaurant to be located in Hollywood, Florida to replace our restaurant destroyed by fire. We believe this restaurant will be operational during our fiscal year 2024.

Franchised Restaurants. We franchise five restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, two of which operate as a restaurant only, two of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store and one of which operates adjacent to a “Big Daddy’s Liquors” package liquor store. Four of the five franchised restaurants are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with others, (some of whom are or are affiliated with our officers and directors), in eleven limited partnerships which currently own and operate eleven South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of ten of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 30, 2023, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which opened for business in April, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

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

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 20, 2022. 31.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2023, this limited partnership has returned to its investors approximately 14.5% of their initial cash invested.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 24.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2023, this limited partnership has returned to its investors approximately 10.0% of their initial cash invested.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 30, 2023 and October 1, 2022, we generated $400,000 of revenue each fiscal year from providing these management services.

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

We negotiate short-term and long-term agreements for certain of our principal food product requirements, depending on market conditions and expected demand. We evaluate the possibility of entering into arrangements to assist us in managing risk and variability associated with the supply and demand of food products.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2023 and 2024, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $6.8 million and $7.0 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar years 2023 and 2024 respectively, at prescribed costs, which we believe are competitive. The increase in our cost of baby back ribs for calendar year 2024 compared to calendar year 2023 is due to our purchase of ribs for Store #25, Miramar, Florida being open for the entire calendar year and Store #19, Hollywood, Florida anticipated to be open for a part of the calendar year, offset by a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Information Technology

Our restaurant and package liquor store point-of-sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our restaurants and package liquor stores offer online ordering for to-go sales and our package liquor stores also offer delivery services by third-party vendors.

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

We require cybersecurity awareness training for all staff members with access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department. In an effort to further secure our customers’ credit card information, we employ an encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems. We also transact business through online ordering for both our restaurants and package liquor stores through third party vendors. (See Item 1A. Risk Factors and the discussion of cybersecurity risks on page 12.)

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

During our fiscal years 2023 and 2022, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

A significant number of our hourly restaurant staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA (Federal Insurance Contributions Act) tax assessments for unreported or underreported tips. We are not under investigation or audit, nor have we been assessed for potential employer-only FICA tax assessments for unreported or underreported tips.

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

As of our fiscal year end 2023, we employed 1,855 persons, of which 707 were full-time and 1,148 were part-time. Of these, 57 were employed at our corporate offices in administrative capacities and 12 were employed in maintenance. Of the remaining employees, 74 were employed in our package liquor stores and 1,712 in our restaurants. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, and uniting our staff members around charitable causes personal to them. We periodically donate to philanthropic organizations through campaigns designed to engage our staff company-wide service programs, as follows:

●	Breast Cancer Awareness – We donate $10,000 annually to local Breast Cancer Support organizations.

●	Donated over $100,000 to HOPE mission. Money is used for disaster and hunger relief all over the world, youth outreach, and community building.

●	Achievement Awards – We provide schools in Miami-Dade, Broward, and Palm Beach County with free meal coins and achievement awards throughout the year. We give out approximately 50,000 awards every year.

●	Fishing Tournaments/Marine Conservation – We donate to fishing tournaments and beach cleanup projects.

●	Supporting the local community – We donate funds to boy scouts, baseball teams, schools, etc.

●	Sheridan House – We donated 500 backpacks to underprivileged children. We also collect and donate school supplies annually.

●	Reclaimed Wood – All of our locations use reclaimed wood on interior walls.

We also believe our sustainability programs and initiatives like restaurant-based composting and recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since
James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	59	(1)
August Bucci	Chief Operating Officer and Executive Vice President	79	2002
Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	70	(2)
Christopher O’Neil	Vice President of Package Operations	58	2016

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 30, 2023 and October 1, 2022, the Board of Directors approved discretionary matching contributions totaling $70,000 and $71,000, respectively.

Coronavirus Pandemic

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic, (“COVID-19”) adversely affected and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the foreseeable future. The Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

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

As of September 30, 2023, we are in compliance with the financial covenants contained in our loans with our unrelated third-party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $21,610,000 (the “Institutional Loans”) of our total loans of approximately $23,128,000.

During the first quarter of our fiscal year 2023, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) were paid in full on December 28, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended September 30, 2023 our ratio was calculated to be 1.40 to 1.00. We have prepared projections going forward and expect to be in compliance. As a result, our classification of debt is appropriate as of September 30, 2023.

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

General Liability Insurance

For the policy year beginning December 30, 2022, we have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. During the fourth quarter of our fiscal year 2023 we converted the deductible of $10,000 per occurrence for both us and the limited partnerships to a $10,000 self-insured retention per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. We secured general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2023. The $10,000 self-insured retention per occurrence increases to $50,000 for us but remains the same at $10,000 for the limited partnerships for the period commencing after the expiration of the current policies on December 30, 2023. (See Item 2. Subsequent Events for a discussion of general liability and excess liability insurance for the period commencing December 30, 2023 on page 31.)

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible and/or our self-insured retention.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2022, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. We secured property insurance for the period commencing after the expiration of the current policy on December 30, 2023. (See Item 2. Subsequent Events for a discussion of property insurance for the period commencing December 30, 2023 on page 31.)

Insurance Premiums

Prior to fiscal year 2023, we financed our annual insurance premiums. Due to higher interest rates, during the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we paid the premiums for property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, which includes coverage for our franchisees (which is $658,000), which are not included in our consolidated financial statements. Due to continuing higher interest rates, for the policy year commencing December 30, 2023 we will pay the premiums for property, general liability, excess liability, crime and terrorism policies in full without financing. (See Item 2. Subsequent Events for a discussion of property, general liability, excess liability, crime and terrorism insurance policies for the period commencing December 30, 2023 on page 31.)

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Effective March 26, 2023, we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% annually and on March 20, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021. We believe that we have a competitive position in our market because of widespread consumer recognition of the “Flanigan’s Seafood Bar and Grill" and “Flanigan’s” names.

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

We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. The State of Florida has already enacted a minimum wage and tip credit, with the minimum wage currently at $12.00 per hour and a tip credit of $3.02 per hour. The minimum wage increases $1.00 per hour annually until it reaches $15.00 per hour in 2027. The tip credit does not increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs. Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers may engage in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to unionize, our labor costs could increase and it could negatively impact our culture, reduce our flexibility and disrupt our business. In addition, our responses to any union organizing efforts could negatively impact our reputation and dissuade guests from patronizing our restaurants.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2024 due to, among other things, ongoing consumer and economic uncertainty.

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

As a result, it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. A number of these factors are beyond our control and therefore we cannot assure that we will be able to sustain comparable restaurant sales increases.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner.

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2023, we opened our new limited partnership owned restaurant in Miramar, Florida (Store #25) for business, as well as our company owned package liquor store in Miramar, Florida (Store #24) and our newly built stand-alone package liquor store in Hollywood, Florida (Store #19P) for business, replacing our package liquor store destroyed by fire which previously operated at that site. During our fiscal year 2023, we also continued constructing a stand-alone building on the same site in Hollywood, Florida adjacent to Store #19P, replacing our restaurant destroyed by fire which previously operated at that site (Store #19R). We anticipate that the restaurant in Hollywood, Florida (Store #19R) will open for business in March 2024.

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

Due to the anticipated active hurricane seasons in South Florida in the future, we may not be able to acquire windstorm insurance coverage for our restaurant and package liquor store locations on a year-to-year basis or may not be able to get adequate windstorm insurance coverage at reasonable rates. If we are unable to obtain windstorm insurance coverage or adequate windstorm insurance coverage at reasonable rates, then we will be self-insured for all or a part of the exposure for damages caused by a hurricane impacting South Florida, which may have a material adverse effect upon our financial condition and/or results of operations. We secured windstorm insurance coverage for the period commencing December 30, 2023 at a higher premium. (See Item 2. Subsequent Events for a discussion of windstorm insurance for the period commencing December 30, 2023 on page 31.

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

Our Digital Business, Which Has Become an Increasingly Significant Part of Our Business, is Subject to Risks.

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

Our Institutional Lender No Longer Originates, Renews or Modifies loans at LIBOR Effective January 1, 2022.

Effective January 1, 2022, our institutional lender no longer originates, renews or modifies loans at LIBOR, except in limited situations. As of September 30, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. As a means of managing our interest rate risk on the debt instrument, we entered into an interest rate swap agreement with our unrelated third party lender to convert this variable rate debt obligation to fixed rate.

ITEM 1B	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2.	PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015. Subsequent to the fire, (i) we have constructed a 3,000 square foot stand-alone building on the vacant parcel of real property for the operation of our Company-owned package liquor store (Store #19P), which opened for business during the first quarter of our fiscal year 2023; and (ii) are constructing a 4,500 square foot stand-alone building here for the operation of the Company-owned restaurant, (Store #19R), which we anticipate will open for business during our fiscal year 2024;

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our recently opened (October 2019) new package liquor store and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our limited partnership owned Kendall, Florida based restaurant since April 4, 2000, (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard;

(x)	a 6,900 square foot stand-alone building in Sunrise, Florida, which we purchased in March 2021 and houses our limited partnership owned Sunrise, Florida based restaurant, (Store #85), which opened for business in March 2022;

(xi)

a 6,000 square foot commercial space in Miami, Florida, which we purchased in April 2023 and in which we operate our package liquor store and warehouse (Store #47), through a sublease agreement from a sale-leaseback arrangement in January 1974; and

(xii)	a 5,450 square foot three building shopping center in Hallandale Beach, Florida (adjacent to our combination package store and restaurant in Hallandale Beach, Florida (Store #31)), that we purchased in April 2023: (A) one stand-alone building, approximately 1,450 square feet which is leased to two unaffiliated third party retailers; (B) the second stand-alone building, approximately 1,500 square feet, which is leased to one unaffiliated third party retailer; and (C) the third stand-alone building, approximately 2,500 square feet, which is leased to one unaffiliated third party retailer, (collectively Store #38).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $450,000 for our refurbishing program for fiscal year 2024, although capital expenditures of our refurbishing program for our fiscal year 2024 may be significantly higher. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2023. The following table summarizes information related to the properties upon which our operations are conducted. For all locations that include lease options, the lessor must extend the term of the lease for a location if we exercise the lease option. If there is no lease option or if we do not exercise the same, the lessor is not required to extend the term of the lease upon expiration.

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/25
Big Daddy's Liquors #8 Flanigan's Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/24 Options to 12/31/49
Flanigan's Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/25
Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/28 Options to 11/15/38
Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/24 Options to 6/1/34
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/26 Options to 8/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 Bird Avenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy's Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Wine & Liquors #19 (8) Flanigan’s Enterprises, Inc. 7990 Davie Road Extension Hollywood, Florida	3,000	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #19 (9) Flanigan’s Enterprises, Inc. 2505 N. University Dr. Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan's Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned
Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Big Daddy’s Wine & Liquors #24 Flanigan’s Enterprises, Inc. (12) 11225 Miramar Parkway, #245 Miramar, Florida	2,000	N.A.	Company	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Brendan’s Sports Pub	3,500	85	Company	6/16/22 to 6/30/72
Flanigan’s Enterprises, Inc. 868 S. Federal Highway Pompano Beach, Florida
Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan's Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/27 Options to 5/28/37
Flanigan's Seafood Bar and Grill #40 Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat's #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/27
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/24 Options to 6/30/34
Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50 (Sublease) Company-Owned
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	6/01/91 to 1/31/31 Option to 1/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s #25 CIC Investors #25, Ltd. (11) 11225 Miramar Parkway, #250 Miramar, Florida	6,000	200	Limited Partnership	3/5/22 to 3/5/32 Options to 3/5/47
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/26 and Options to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/26 Option to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/26
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/25
Flanigan’s Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	4/1/00 to 3/31/25 Option to 3/31/30
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Option to 4/30/31
Flanigan’s Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 12/14/24 Options to 12/14/39
Flanigan's Seafood Bar and Grill #85 CIC Investors #85 Ltd. (10) 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	3/1/19 to 2/28/29 Options to 2/28/44 Company-Owned

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	6,400	200	Limited Partnership	4/1/11 to 3/31/31 Option to 3/31/36
Flanigan's Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/27 Option to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700		Company	Company-owned shopping center
Flanigan’s Enterprises, Inc. (13) 615 – 715 E. Hallandale Beach Blvd. Hallandale Beach, Florida	5,450		Company	Company-owned shopping center

(1)	Franchised by Company.

(2)	Lease assigned to franchisee. We are no longer contingently liable on the lease.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 52% of the underlying ground lease, as well as the sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our recently opened (October 2019) package liquor store (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. As a result, the package liquor store has been closed since our first quarter year 2019, but re-opened for business subsequent to the end of our fiscal year 2022 in a newly constructed stand-alone building.

(9)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. During our first quarter year 2023 we opened our company owned newly built stand-alone package liquor store in Hollywood, Florida (Store #19P) for business. During our fiscal year 2023, we also continued constructing a stand-alone building on the same site in Hollywood, Florida adjacent to Store #19P, replacing our restaurant destroyed by fire which previously operated at that site (Store #19R). We anticipate that the restaurant in Hollywood, Florida (Store #19R) will open for business in March 2024.

(10)	During the second quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model. This restaurant opened for business in March 2022.

(11)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model, which location opened for business in April 2023.

(12)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location. This new location opened for business as a “Big Daddy’s Wine & Liquors” retail package liquor store in March 2023.

(13)

During the third quarter of our fiscal year 2023, we closed on the purchase of a three building shopping center in Hallandale Beach, Florida adjacent to our combination package store and restaurant in Hallandale Beach, Florida (Store #31), which consists of: (A) one stand-alone building which is leased to two unaffiliated third party retailers; (B) the second stand-alone building which is leased to one unaffiliated third party retailer; and (C) the third stand-alone building which is leased to one unaffiliated third party retailer.

Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. The package liquor store re-opened for business during the first quarter of our fiscal year 2023 in a newly constructed stand-alone building. We believe the restaurant will reopen for business in our fiscal year 2024 in a newly constructed stand-alone building where our combination package liquor store and restaurant was previously located.

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

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #25, Ltd.) in which the Company serves as general partner, completed a private placement of 800 Units of limited partnership interests at $5,000 per Unit for gross proceeds of $4,000,000. No units of limited partnership interest were purchased by the Company. The proceeds of the private placement were used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark “Flanigan’s”, which opened for business on April 18, 2023. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

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

Purchase of Real Property; 4 COP Liquor License

El Portal, Florida (“Big Daddy’s Liquors”/Warehouse)

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of the real property it owns located at 8600 Biscayne Boulevard, El Portal, Florida consisting of approximately 6,000 square feet of commercial space which we sublease and where our “Big Daddy’s Liquors” package liquor store and our warehouse (Store #47) operate for $3,200,000. We paid all cash at closing. Despite the purchase of this property, the sublease arrangement remains in place with all investors.

Hallandale Beach, Florida

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building which is leased to two unaffiliated third parties (approximately 1,450 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The rental income generated by these four lease arrangements is not material. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant (Store #31) operates. We paid all cash at closing and accounted for this transaction as an asset acquisition.

Purchase of 4 COP Liquor License

During our fiscal year 2022, we purchased a 4 COP Quota Liquor License for Broward County, Florida from an unrelated third party for $446,000. The liquor license is currently in use in connection with the operation of our new package liquor store in Miramar, Florida (Store #24).

Re-Financing of Existing Mortgages

Re-Finance of Mortgage on Real Property – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity managed by a member of our Board of Directors who is also our Chief Financial Officer, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”). Including the $697,000 advance, the principal amount outstanding amount owed under the West Davie Mortgage Note as of September 30, 2023 is $1,049,000. The West Davie Mortgage Note accrues interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

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

Subsequent Events

Purchase of Leasehold/Sub-leasehold Interests

In 1974, we sold the underlying ground lease to the real property located at 8600 Biscayne Boulevard, El Portal, Florida to related and unrelated third parties and simultaneously subleased it back. We operate our retail package liquor store (Store #47) and warehouse from this location. Subsequent to the end of our fiscal year 2023, we re-purchased a 4% interest in the underlying ground lease, as well as the sublease agreement from an unrelated third party for $31,000 and currently own 56% of each lease. As a result, we now only pay 44% of the rent due under the sublease agreement.

Insurance Premiums

Subsequent to the end of our fiscal year 2023, for the policy year commencing December 30, 2023, we bound coverage on the following property, general liability, excess liability, crime and terrorism policies with premiums totaling approximately $3.932 million, of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises (of approximately $786,000), which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2023, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2023, the $10,000 self-insured retention per occurrence increases to $50,000 for us but remains the same at $10,000 for the limited partnerships. The one (1) year general liability insurance premium is in the amount of $455,000;

(ii)        For the policy year beginning December 30, 2023, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $1,055,000;

(iii)       For the policy year beginning December 30, 2023, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $211,000;

(iv)       For the policy year beginning December 30, 2023, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,428,000;

(v)       For the policy year beginning December 30, 2023, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $763,000;

(vi)        For the policy year beginning December 30, 2023, our crime coverage insurance is a one (1) year policy. The one (1) year crime coverage insurance premium is in the amount of $1,000; and

(vii)       For the policy year beginning December 30, 2023, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

Of the $3,932,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we will pay the annual premium amounts in full with no financing due to high interest rates.

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

Holders

As of the close of business on December 18, 2023, there were approximately 158 holders of record of our common stock.

Dividend Policy

During our fiscal year 2023, our Board of Directors declared a cash dividend of $0.45 per share to shareholders of record on June 12, 2023 and was made payable on June 26, 2023. During our fiscal year 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and was made payable on April 19, 2022. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2023. As of September 30, 2023, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2023 and 2022 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 30, 2023 and October 1, 2022 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of September 30, 2023, we (i) operated 31 units, consisting of restaurants, sports bar, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores.

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

RESULTS OF OPERATIONS

REVENUES (in thousands):

	-----------------------52 Weeks Ended-----------------------
	September 30, 2023		October 1, 2022
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$107,238	62.56	$97,429	62.73
Restaurant bar sales	29,000	16.92	26,198	16.87
Package store sales	35,187	20.52	31,692	20.40

Total Sales	$171,425	100.00	$155,319	100.00

Franchise related revenues	1,857		1,826
Rental income	951		814
Other operating income	163		173

Total Revenue	$174,396		$158,132

Comparison of Fiscal Years Ended September 30, 2023 and October 1, 2022

Revenues. Total revenue for our fiscal year 2023 increased $16,264,000 or 10.29% to $174,396,000 from $158,132,000 for our fiscal year 2022 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the operation of our limited partnership owned restaurant in Sunrise, Florida (Store #85) and the operation of Brendan’s Sports Pub (Store #30) for our entire fiscal year 2023 as opposed to a part of our fiscal year 2022, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, the opening of the package liquor store in Miramar, Florida (Store #24) in March, 2023 and the comparatively less adverse effects of COVID-19 on our operations for our current fiscal year. Additionally, effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 19, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022. We note that the Recent Price Increases also contributed to our increased revenues

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $107,238,000 for our fiscal year 2023 as compared to $97,429,000 for our fiscal year 2022. The increase in restaurant food sales for our fiscal year 2023 as compared to restaurant food sales during our fiscal year 2022 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, and the operation of our limited partnership owned restaurant in Sunrise, Florida (Store #85) and the operation of Brendan’s Sports Pub (Store #30) for our entire fiscal year 2023 as opposed to a part of our fiscal year 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the our fiscal year 2022 as compared with our fiscal year 2023. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2023 and 2022 respectively, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25), Brendan’s Sports Pub, (Store #30), and Sunrise, Florida location (Store #85), which opened for business during the third quarter of our fiscal year 2023, the third quarter of our fiscal year 2022 and the second quarter of our fiscal year 2022, respectively) was $1,734,000 and $1,798,000 for our fiscal years 2023 and 2022, respectively, a decrease of 3.56%. Comparable weekly restaurant food sales for Company owned restaurants only was $835,000 and $886,000 for our fiscal years 2023 and 2022, respectively, a decrease of 5.76%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023 and Store #85 which opened for business during the second quarter of our fiscal year 2022), was $898,000 and $912,000 for our fiscal years 2023 and 2022 respectively, a decrease of 1.54%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2024 will increase due to increased restaurant traffic, Store #25 being open for business for our entire fiscal year 2024 and the opening of our reconstructed restaurant in Hollywood, Florida (Store #19R) for business during our fiscal year 2024.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $29,000,000 for our fiscal year 2023 as compared to $26,198,000 for our fiscal year 2022. The increase in restaurant bar sales during our fiscal year 2023 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, and the operation of our limited partnership owned restaurant in Sunrise, Florida (Store #85) and the operation of Brendan’s Sports Pub (Store #30) for our entire fiscal year 2023 as opposed to a part of our fiscal year 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the our fiscal year 2022 as compared with our fiscal year 2023. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2023 and 2022 respectively, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25), Brendan’s Sports Pub (Store #30), and Sunrise, Florida (Store #85), which opened for business during the third quarter of our fiscal year 2023, the third quarter of our fiscal year 2022 and the second quarter of our fiscal year 2022, respectively) was $481,000 for our fiscal year 2023 and $487,000 for our fiscal year 2022, a decrease of 1.23%. Comparable weekly restaurant bar sales for Company owned restaurants only was $196,000 and $211,000 for our fiscal years 2023 and 2022, respectively, a decrease of 7.11%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $286,000 and $276,000 for our fiscal years 2023 and 2022 respectively, an increase of 3.62%. We expect that restaurant bar sales for our fiscal year 2024 will increase due to increased restaurant traffic, Store #25 being open for business for our entire fiscal year 2024 and the opening of our reconstructed restaurant in Hollywood, Florida (Store #19R) for business during our fiscal year 2024.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $35,187,000 for our fiscal year 2023 as compared to $31,692,000 for our fiscal year 2022, an increase of $3,495,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic and package liquor sales generated from the opening of our package liquor store in Hollywood, Florida (Store #19P) in December 2022 and the opening of our package liquor store in Miramar, Florida (Store #24) in March, 2023. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19P, which was closed for our fiscal year 2022 due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023 and excluding Store #24 which opened for business during the second quarter of our fiscal year 2023), was $631,000 and $609,000 for our fiscal years 2023 and 2022 respectively, an increase of 3.61%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic and the operation of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business during the first quarter of our fiscal year 2023 and located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24), which opened for business during the second quarter of our fiscal year 2023, for the entire fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2023 increased $16,169,000 or 10.69% to $167,372,000 from $151,203,000 for our fiscal year 2022. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from the opening of the package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24), during our fiscal year 2023, the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) during our fiscal year 2023, and the operation of our Brendan’s Sports Pub (Store #30) and limited partnership owned restaurant in Sunrise, Florida (Store #85) for our entire fiscal year 2023 but only a part of our fiscal year 2022, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will increase through our fiscal year 2024 primarily due to our package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24) being open for business for our entire fiscal year 2024, our limited partnership owned restaurant in Miramar, Florida (Store #25) being open for business for our entire fiscal year 2024 and the opening of our reconstructed restaurant in Hollywood, Florida (Store #19R) for business during our fiscal year 2024. Operating costs and expenses increased as a percentage of total revenue to approximately 95.97% in our fiscal year 2023 from 95.62% in fiscal year 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2023 increased to $90,750,000 from $79,072,000 for our fiscal year 2022. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.61% for our fiscal year 2023 and 63.96% for our fiscal year 2022. Gross profit margin for restaurant food and bar sales increased during our fiscal year 2023 when compared to our fiscal year 2022 due to decreases in our cost of ribs and the Recent Price Increases, partially offset by among other things, higher food costs.

Package Store Sales. Gross profit for package store sales for our fiscal year 2023 increased to $9,377,000 from $8,382,000 for our fiscal year 2022. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.65% for our fiscal year 2023 and 26.45% for our fiscal year 2022. We anticipate that the gross profit margin for package liquor store merchandise will remain stable during our fiscal year 2024.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2023 increased $6,871,000 or 13.81% to $56,607,000 from $49,736,000 for our fiscal year 2022. Payroll and related costs for our fiscal year 2023 were higher due primarily to the operation of our limited partnership owned restaurant in Sunrise, Florida (Store #85), and Brendan’s Sports Pub (Store #30) during our entire fiscal year 2023 as opposed to a part of our fiscal year 2022 and the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25), the retail package liquor store in Hollywood, Florida (Store #19P), and the retail package liquor store in Miramar, Florida (Store #24) for a part of our fiscal year 2023 only and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 32.46% for our fiscal year 2023 and 31.45% of total revenue for our fiscal year 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2023 increased $535,000 or 7.61% to $7,566,000 from $7,031,000 for our fiscal year 2022. The increase in occupancy costs was primarily due to the payment of rent for our retail package liquor store located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #24), our restaurant location located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) and Brendan’s Sports Pub (Store #30) during our entire fiscal year 2023 as opposed to a part of our fiscal year 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2023 increased $5,330,000 or 18.29% to $31,901,000 from $26,571,000 for our fiscal year 2022. Selling, general and administrative expenses increased due primarily to Store #85 and Store #30 being open for our entire fiscal year 2023 as opposed to a part of our fiscal year 2022 and Store #19P, Store #24and Store #25 being open during a part of our fiscal year 2023 only, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase during our fiscal year 2024 due primarily to increases across all categories. Selling, general and administrative expenses increased as a percentage of total revenue in our fiscal year 2023 to 18.29% as compared to 16.80% in our fiscal year 2022.

Depreciation and Amortization. Depreciation and amortization expense for our fiscal year 2023, which is included in selling, general and administrative expenses, increased $572,000 or 18.99% to $3,584,000 from $3,012,000 from our fiscal year 2022. This increase is driven by the opening of Stores #19P, #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 2.06% of revenue for our fiscal year 2023 and 1.90% of revenue for our fiscal year 2022.

Interest Expense, Net. Interest expense, net, for our fiscal year 2023 increased $310,000 to $1,067,000 from $757,000 for our fiscal year 2022. Interest expense, net, increased for our fiscal year 2023 due to the interest on our borrowing of $8,900,000 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31) and due to interest on our borrowing of $1,100,000 from a related third party lender to re-finance the mortgage loan on our property located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) during our fiscal year 2022.

Income Taxes. Income tax for our fiscal year 2023 was an expense of $649,000, as compared to an expense of $763,000 for our fiscal year 2022. Income taxes as a percentage of income before provision for income taxes increased for our fiscal year 2023 (10.70%) as compared to our fiscal year 2022 (7.78%).

Net Income. Net income for our fiscal year 2023 decreased $3,633,000 or 40.15% to $5,416,000 from $9,049,000 for our fiscal year 2022 due primarily to the higher income attributable to the forgiveness of debt of certain of our PPP Loans during our fiscal year 2022, higher food costs and overall increased expenses during our fiscal year 2023, partially offset by increased revenue at our retail package liquor stores and restaurants during our fiscal year 2023 and the Recent Price Increases. As a percentage of revenue, net income for our fiscal year 2023 is 3.11%, as compared to 5.72% for our fiscal year 2022.

Net Income Attributable to Flanigan’s Enterprise, Inc. Stockholders. Net income attributable to stockholders for our fiscal year 2023 decreased $2,313,000 or 36.64% to $3,999,000 from $6,312,000 for our fiscal year 2022 due primarily to the higher income attributable to the forgiveness of debt of certain of our PPP Loans during our fiscal year 2022, higher food costs and overall increased expenses during our fiscal year 2023, and a higher portion of net income attributable to noncontrolling interests (specifically the operations of our Miramar location), partially offset by increased revenue at our retail package liquor stores and restaurants during our fiscal year 2023 and the Recent Price Increases. As a percentage of revenue, net income attributable to stockholders for our fiscal year 2023 is 2.29%, as compared to 3.99% for our fiscal year 2022.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2023, we opened one new restaurant location in Miramar, Florida as a “Flanigan’s”.

Menu Price Increases and Trends

During the fiscal year 2023, we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 20, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. During the fiscal year 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the fiscal year 2023 and will, in all likelihood, impact our results of operations, liquidity, and/or financial condition throughout our fiscal year 2024. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Based on current COVID-19 trends, the Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations and borrowings from third parties. As of September 30, 2023, we had cash and cash equivalents of approximately $25,532,000, a decrease of $16,606,000 from our cash balance of $42,138,000 as of October 1, 2022. This decrease is primarily due to our decision not to finance our insurance premiums for the annual period beginning December 30, 2022 ($3,281,000), the purchase of properties at Hallandale Beach, Florida ($8,500,000), and El Portal, Florida ($3,200,000), and the continued construction of Store #19R ($1,308,000).

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During the first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of September 30, 2023, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans.

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

CASH FLOWS

The following table is a summary of our cash flows for our fiscal years 2023 and 2022.

	---------Fiscal Years--------
	2023	2022
	(in thousands)
Net cash provided by operating activities	$8,489	$10,502
Net cash used in investing activities	(18,559)	(9,542)
Net cash (used in) provided by financing activities	(6,536)	8,502

Net (Decrease) Increase in Cash and Cash Equivalents	(16,606)	9,462

Cash and Cash Equivalents, Beginning	42,138	32,676

Cash and Cash Equivalents, Ending	$25,532	$42,138

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the fiscal year 2023, we acquired property and equipment and construction in progress of $20,574,000, (including non-cash items which include $2,390,000 of purchase deposits transferred to property and equipment and $545,000 of purchase deposits transferred to construction in progress and $931,000 of construction in progress in accounts payable) including $367,000 for renovations to three (3) existing limited partnership owned restaurants and $378,000 for renovations to three (3) Company owned restaurants. During our fiscal year 2022, we acquired property and equipment of $12,655,000 (of which $3,849,000 was for construction in progress; $3,258,000 construction in progress transferred to property and equipment; $969,000 construction in progress in accounts payable; $50,000 was deposits recorded in other assets; and $512,000 was deposits transferred to construction in progress as of October 2, 2021), which amount included $937,000 for renovations to three (3) existing limited partnership restaurants and $159,000 for renovations to two (2) Company-owned restaurants.

Debt

As of September 30, 2023, we had long term debt (including the current portion) of $23,128,000, as compared to $25,389,000 as of October 1, 2022. Our long-term debt decreased as of September 30, 2023 as compared to October 1, 2022 because we satisfied the principal balance and all accrued interest ($367,000) due on our $5.5 million term loan. In addition, we did not finance our insurance premiums for our annual insurance renewal effective December 30, 2022.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third-party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended September 30, 2023 our ratio was calculated to be 1.40 to 1.00. We have prepared projections going forward and expect to be in compliance. As a result, our classification of debt is appropriate as of September 30, 2023.

We repaid long term debt, including auto loans, financial insurance premiums, and mortgages in the amount of $2,299,000 and $3,736,000 in our fiscal years 2023 and 2022, respectively.

(a) Advance on Existing Mortgage Loan – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity controlled by a member of our Board of Directors, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”). Including the $697,000 advance, the principal amount outstanding amount owed under the West Davie Mortgage Note as of September 30, 2023 is $1,049,000. The West Davie Mortgage Note accrues interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

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

(c) Financed Insurance Premiums

Prior to fiscal year 2023, we financed our annual insurance premiums. Due to higher interest rates, during the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we paid the premiums for property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, in full, which includes coverage for our franchisees (which is $658,000), which are not included in our consolidated financial statements. Due to continuing higher interest rates for the policy year commencing December 30, 2023, we will pay the premiums for property, general liability, excess liability, crime and terrorism policies in full ($3.932 million), which includes coverage for our franchises (approximately $786,000).

We paid the $3.281 million annual premium amounts on January 9, 2023, which includes coverage for our franchisees which are not included in our consolidated financial statements. We secured property insurance for the period commencing after the expiration of the current policy on December 30, 2023. (See Item 2. Subsequent Events for a discussion of property insurance for the period commencing December 30, 2023 on page 31.)

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000 and during our fiscal year 2023 we agreed to change orders increasing the total contract price by $1,021,000 to $3,536,000, of which $1,534,000 has been paid through September 30, 2023 and $1,090,000 has been paid subsequent to the end of our fiscal year 2023.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85- "Flanigan's')

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through the end of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to $670,000, of which the full amount has been paid as of the end of our fiscal year 2023.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2023 and 2024, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar year 2023, at a prescribed cost, which we believe is competitive. The increase in our cost of baby back ribs for calendar year 2024 compared to calendar year 2023 is due to the increase in volume of our purchase of ribs for Store #25, Miramar, Florida being open for the entire calendar year and Store #19, Hollywood, Florida anticipated to be open for a part of the calendar year, offset by a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of September 30, 2023, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Purchase of Limited Partnership Interests

During our fiscal year 2023, we did not purchase any limited partnership interests. During our fiscal year 2022 we purchased 74 limited partnership units (7.4% limited partnership interest) in CIC Investors #85, Ltd. (Store #85).

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of the end of our fiscal years 2023 and 2022.

Item	Sep 30, 2023	Oct. 1, 2022
	(in Thousands)

Current Assets	$35,294	$50,893
Current Liabilities	22,371	22,176
Working Capital	$12,923	$28,717

Our working capital decreased as of September 30, 2023 from our working capital as of October 1, 2022 primarily due to increases in (i) cash purchases of real property; (ii) cash purchases of property and equipment; and (iii) deposits on property and equipment. Current assets as of October 1, 2022 increased due to our increased borrowings resulting from the Hallandale Mortgage Debt and the West Davie Mortgage Debt, significant portions of which we classified as long term liabilities as of September 30, 2023. Current assets as of September 30, 2023 decreased due to our decision not to finance our insurance premiums for the annual period beginning December 30, 2022, as well as the current year investments in the purchase of property.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and borrowed funds will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2024.

During our fiscal year 2024, we plan to use certain funds on-hand, borrowed funds, and/or insurance proceeds to complete the construction of our new building on the real property we own located at 2505 N. University Drive Hollywood, Florida (Store #19R) where we plan to operate our “Flanigan’s” restaurant. There can be no assurance as to the timing for us to complete the construction of the restaurant for Store #19R.

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

The FASB issued guidance, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance would be effective for the Company in the first quarter of our fiscal year 2024; however, after performing a thorough analysis the Company concluded there is no material impact.

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

Estimated Useful Lives of Property and Equipment

The estimates of useful lives for property and equipment are significant estimates. Expenditures for the leasehold improvements and equipment when a restaurant is first constructed are material. In addition, periodic refurbishing takes place and those expenditures can be material. We estimate the useful life of those assets by considering, among other things, expected use, life of the lease on the building, and warranty period, if applicable. The assets are then depreciated using a straight-line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

Consolidation of Limited Partnerships

As of September 30, 2023, we operate ten (10) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 0% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 12 to the consolidated financial statements for our fiscal year 2023.

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

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 15 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 30, 2023, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At September 30, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. The debt instrument further provides that the “BSBY Screen Rate is a rate of interest equal to the Bloomberg Short-Term Bank Yield Interest Rate or successor thereto approved by the lender. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. As of September 30, 2023 the fair value of the swap agreement is now reflected on the balance sheet in other assets and accumulated other comprehensive income. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement.

During our fiscal year 2023, we invested the aggregate sum of $900,000 in 90-day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.87%. Otherwise, as on September 30, 2023, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are on pages F-1 through F-28.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations. As a result of these errors we concluded that we did not have a sufficient complement of trained and knowledgeable accounting personnel to prevent and detect errors on a timely basis and that this deficiency constitutes a material weakness in our internal control over financial reporting as of September 30, 2023.

During our fiscal year 2023, we began the process of addressing this material weakness by engaging qualified accounting consultants who have been brought on to enhance, and continue to enhance, our internal controls over financial reporting. These individuals are licensed CPA’s with appropriate levels of knowledge and experience in public accounting. Subsequent to the end of our fiscal year 2023, the Company has begun to staff the newly formed Financial Reporting Division of our Accounting Department. This Department is headed by a Financial Reporting Manager who reports directly to the CFO. This individual is a qualified CPA with experience in financial reporting and the restaurant industry. The Company also hired a Senior Accountant to report under this Financial Reporting Manager and has been enlisted with the preparation of various schedules and entries. We will continue our efforts in our fiscal year 2024 of improving our accounting and finance related processes.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our internal control over financial reporting was not effective.

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

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 ( Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2023 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

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

		10-KSB	9/27/1997	10(u)
10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

10(gg)	Limited Partnership Agreement of CIC Investors #85, Ltd., dated April 4, 2019, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning seven percent of the limited partnership. *	10-K	10/1/2022	10(gg)

10(hh)	Limited Partnership Agreement of CIC Investors #25, Ltd., dated September 21, 2021, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, excluding Flanigan’s Enterprises, Inc. *	10-K	10/1/2022	10(hh)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 30, 2023.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By: /s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/29/2023

By: /s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/29/2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/29/2023
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/29/2023
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 12/29/2023
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/29/2023
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/29/2023
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/29/2023
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/29/2023
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/29/2023
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 12/29/2023
John P. Foster

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

Flanigan’s Enterprises, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2 – F-3

Statements of Income	F-4

Statements of Comprehensive Income	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, FL

December 29, 2023

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

ASSETS	2023	2022

Current Assets:

Cash and cash equivalents	$25,532	$42,138
Prepaid income taxes	219	235
Other receivables	834	456
Inventories	7,198	6,489
Prepaid expenses	1,511	1,575

Total current assets	35,294	50,893

Property and equipment, net	74,724	55,747
Construction in Progress	5,416	7,517
	80,140	63,264

Right-of-use assets, operating leases	26,987	29,517

Investment in Limited Partnerships	252	294

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	887	1,860
Leasehold interests, net	63	86
Other	878	310

Total other assets	3,096	3,524

Total assets	$145,769	$147,492

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022

Current Liabilities:

Accounts payable and accrued expenses	$9,271	$8,111
Accrued compensation	1,808	2,104
Due to franchisees	4,977	4,780
Current portion of long term debt	1,295	2,299
Operating lease liabilities, current	2,385	2,253
Deferred revenue	2,635	2,629
Total current liabilities	22,371	22,176

Long Term Debt, Net of Current Portion	21,833	23,090

Operating lease liabilities, non-current	25,850	28,281
Deferred tax liabilities	801	605

Total liabilities	70,855	74,152

Commitments and Contingencies
Stockholder’s Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 outstanding for the years ended 2023 and 2022	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	58,247	55,086
Accumulated other comprehensive income	395	—
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	59,225	55,669
Noncontrolling interests	15,689	17,671
Total stockholders' equity	74,914	73,340

Total liabilities and stockholders' equity	$145,769	$147,492

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 30, 2023 and October 1, 2022

(in thousands, except share and per share amounts)

	2023	2022
Revenues:
Restaurant food sales	$107,238	$97,429
Restaurant bar sales	29,000	26,198
Package store sales	35,187	31,692
Franchise related revenues	1,857	1,826
Rental income	951	814
Other operating income	163	173
	174,396	158,132
Costs and Expenses:
Cost of merchandise sold:
Restaurant and lounges	45,488	44,555
Package goods	25,810	23,310
Payroll and related costs	56,607	49,736
Occupancy costs	7,566	7,031
Selling, general and administrative expenses	31,901	26,571
	167,372	151,203
Income from Operations	7,024	6,929
Other Income (Expense):
Interest expense	(1,067)	(757)
Interest and other income	108	131
Gain on forgiveness of PPP loans	—	3,488
Gain on sale of property and equipment	—	21
	(959)	2,883

Income before Provision for Income Taxes	6,065	9,812

Provision for Income Taxes	(649)	(763)

Net Income	5,416	9,049

Less: Net Income Attributable to Noncontrolling Interests	(1,417)	(2,737)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$3,999	$6,312

Net Income Per Common Share:
Basic and Diluted	$2.15	$3.40

Weighted Average Shares and Equivalent
Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 30, 2023 and October 1, 2022

(in thousands)

	2023	2022
Net income:	$5,416	$9,049
Other comprehensive income:
Change in fair value of interest rate swap	395	—
Total Comprehensive Income	5,811	9,049

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	—	3,999	—	—	1,417	5,416
Other Comprehensive Income	—	—	—	395	—	—	—	—	395
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,399)	(3,399)
Dividends paid	—	—	—	—	(838)	—	—	—	(838)

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2021	4,197,642	$420	$6,240	$—	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	—	—	—	—	6,312	—	—	2,737	9,049
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,111)	(3,111)
Sale of minority interest	—	—	—	—	—	—	—	8,630	8,630
Dividends paid	—	—	—	—	(1,858)	—	—	—	(1,858)

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

(in thousands)

	2023	2022
Cash Flows from Operating Activities:
Net income	$5,416	$9,049
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,561	2,990
Amortization of leasehold interests	23	32
Amortization of operating lease right-of-use assets	2,530	2,377
Gain on forgiveness of PPP Loans	—	(3,488)
Gain on sale of property and equipment	—	(21)
Loss on abandonment of property and equipment	65	40
Amortization of deferred loan costs	38	36
Deferred income taxes	62	199
Loss from unconsolidated limited partnership	(9)	(16)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(378)	(6)
Prepaid income taxes	16	(96)
Inventories	(709)	(1,429)
Prepaid expenses	64	1,751
Other assets	(39)	(299)
Increase (decrease) in:
Accounts payable and accrued expenses	(55)	898
Operating lease liabilities	(2,299)	(1,993)
Due to franchisees	197	302
Deferred revenue	6	176
Net cash and cash equivalents provided by operating activities	8,489	10,502

Cash Flows from Investing Activities:
Purchase of property and equipment	(13,177)	(4,017)
Purchase of construction in progress	(3,531)	(3,393)
Deposits on property and equipment	(1,962)	(1,698)
Purchase of liquor license	—	(446)
Proceeds from sale of property and equipment	60	55
Business acquisition	—	(75)
Distributions from unconsolidated limited partnership	51	32
Net cash and cash equivalents used in investing activities	(18,559)	(9,542)

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

(in thousands)

	2023	2022
Cash Flows from Financing Activities:
Payments on long term debt	(2,299)	(3,736)
Deferred loan costs		(131)
Proceeds from long-term debt		8,708
Proceeds from noncontrolling interest offering	—	8,630
Dividends paid	(838)	(1,858)
Distributions to limited partnerships’ noncontrolling interests	(3,399)	(3,111)
Net cash and cash equivalents (used in) provided by financing activities	(6,536)	8,502
Net (Decrease) Increase in Cash and Cash Equivalents	(16,606)	9,462
Cash and Cash Equivalents - Beginning of Period	42,138	32,676
Cash and Cash Equivalents - End of Period	$25,532	$42,138
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$1,067	$757
Income taxes	$571	$660
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$—	$1,861
Change in fair value of interest rate swap	$529	$—
Purchase deposits capitalized to property and equipment	$2,390	$50
Purchase deposits transferred to construction in progress	$545	$512
Construction in progress transferred to property and equipment	$7,110	$3,258
Construction in progress in accounts payable and accrued expenses	$931	$1,426
Operating lease liabilities arising from right-of-use assets	$—	$3,335

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of September 30, 2023, we (i) operated 31 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, a restaurant in which we do not have an ownership interest, and “Brendan’s Sports Pub”, a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2023 and 2022 are each comprised of a 52-week period.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our estimated useful lives range from three to five years for vehicles and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 15 years. Our buildings of our corporate offices in Fort Lauderdale, Florida; our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and North Lauderdale, Florida; our restaurants in N. Miami and Fort Lauderdale, Florida; our property in Sunrise, Florida which we lease to a limited partnership (Store #85), our property in Fort Lauderdale, Florida which we lease to a franchisee (Store #15), our package stores in N. Miami, Florida and El Portal, Florida and our shopping centers in Miami, Florida and Hallandale Beach, Florida all of which we own, are being depreciated over forty years. Building improvements are being depreciated over 20 years.

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

Major Suppliers

Throughout our fiscal years 2023 and 2022, we purchased a significant portion of our food products from one major supplier. This major supplier represents 42% and 42% of our cost of goods sold and 29% and 22% of our accounts payable and accrued expenses as of September 30, 2023 and October 1, 2022, respectively. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2023 and 2022, we purchased the majority of our alcoholic beverages from three local distributors. One of these three local distributors represents 24% and 23% of our cost of goods sold for the years ended September 30, 2023 and October 1, 2022, respectively and 5% and 2% of our accounts payable and accrued expenses as of September 30, 2023 and October 1, 2022, respectively. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

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

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs. Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred and during our fiscal year ended September 30, 2023 we expensed $188,000 for CIC Investors #25. During our fiscal year ended October 1, 2022 we expensed $65,000 for CIC Investors #25, Ltd, and $388,000 for CIC Investors #85, Ltd.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 30, 2023 and October 1, 2022 were approximately $253,000 and $209,000, respectively.

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. During the fourth quarter of our fiscal year 2023, we converted the deductible of $10,000 per occurrence for both us and the limited partnerships to $10,000 self-insured retention per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year ended September 30, 2023, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are un-insured against liability claims in excess of $11,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, any expense incurred by us in defending a claim, including attorney's fees, are a part of our $10,000 deductible, and/or self-insured retention.

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

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreement. As the valuation models for the swap agreement were based upon observable inputs, they are classified as Level 2 (see Note 15).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. As of September 30, 2023 the fair value of the swap agreement is now reflected on the balance sheet in other assets and accumulated other comprehensive income. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement (see Note 15).

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ended September 30, 2023 and October 1, 2022. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 30, 2023.

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

The FASB issued guidance, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance would be effective for the Company in the first quarter of our fiscal year 2024; however, after performing a thorough analysis the Company concluded that there is no material impact.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe may have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT, NET

	(in thousands)
	2023	2022

Furniture and equipment	$15,956	$14,600
Leasehold improvements	31,314	28,114
Land and land improvements	36,027	25,930
Building and improvements	30,613	23,931
Vehicles	2,085	1,958
	115,995	94,533
Less accumulated depreciation and amortization	(41,271)	(38,786)
	74,724	55,747
Construction in progress	5,416	7,517
	$80,140	$63,264

Depreciation and amortization expense for the fiscal years ended September 30, 2023 and October 1, 2022 was approximately $3,561,000 and $2,990,000, respectively.

NOTE 3. LEASEHOLD INTERESTS, NET

	(in thousands)
	2023	2022

Leasehold interests, at cost	$3,024	$3,024
Less accumulated amortization	2,961	2,938
	$63	$86

NOTE 3. LEASEHOLD INTERESTS, NET (Continued)

Future leasehold amortization as of September 30, 2023 is as follows:

(in thousands)
2024	$22
2025	22
2026	18
2027	1
Total	$63

Leasehold amortization expense for the fiscal years ended September 30, 2023 and October 1, 2022 was approximately $23,000 and $32,000, respectively.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS

We have invested along with others (some of whom are affiliated with our officers and directors) in eleven limited partnerships which currently own and operate eleven South Florida based restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of ten of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

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

As of September 30, 2023, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

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

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 20, 2022. 31.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2023, this limited partnership has returned to its investors approximately 14.5% of their initial cash invested and as a result, we are currently not entitled to receive any management fees from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 24.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2023, this limited partnership has returned to its investors approximately 10% of their initial cash invested and as a result, we are currently not entitled to receive any management fee from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

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

	(in thousands)
	Sep. 30, 2023	Oct. 1, 2022
Financial Position:
Current Assets	$355	$534
Non-Current Assets	733	743
Total Assets	1,088	1,277

Current Liabilities	259	280
Non-Current Liabilities	—	—
Total Liabilities	259	280
Equity	829	997
Total Liabilities and Equity	$1,088	$1,277

Operating Results:
Revenues	4,848	4,735
Gross Profit	3,208	3,017
Net (Loss) Income	(40)	59

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

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #25, Ltd.) in which the Company serves as general partner, completed a private placement of 800 Units of limited partnership interests at $5,000 per Unit for gross proceeds of $4,000,000. No units of limited partnership interest were purchased by the Company. The proceeds of the private placement are being used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark “Flanigan’s”, which opened for business in April 2023. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

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

NOTE 7. PURCHASE OF REAL PROPERTY; 4 COP LIQUOR LICENSE

El Portal, Florida (“Big Daddy’s Liquors”/Warehouse)

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of the real property it owns located at 8600 Biscayne Boulevard, El Portal, Florida consisting of approximately 6,000 square feet of commercial space which we sublease and where our “Big Daddy’s Liquors” package liquor store and our warehouse (Store #47) operate for $3,200,000. We paid all cash at closing. Despite the purchase of this property, the sublease arrangement remains in place with all investors.

Hallandale Beach, Florida

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building which is leased to two unaffiliated third parties (approximately 1,450 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The rental income generated by these four lease arrangements is not material. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant (Store #31) operates. We paid all cash at closing and accounted for this transaction as an asset acquisition.

Purchase of 4 COP Liquor License

During our fiscal year 2022, we purchased a 4 COP quota liquor license for Broward County, Florida from an unrelated third party for $446,000. The liquor license is currently in use in connection with the operation of our package liquor store in Miramar, Florida. The 4 COP quota liquor license for Broward County, Florida which we purchased during the third quarter of our fiscal year 2021 and was inactive, was transferred for use in our operation of “Brendan’s Sports Pub” during our fiscal year 2022.

NOTE 8. RE-FINANCING OF EXISTING MORTGAGES; INSURANCE PREMIUMS

Re-Finance of Mortgage on Real Property – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity managed by a member of our Board of Directors who is also our Chief Financial Officer, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”). Including the $697,000 advance, the principal outstanding amount owed under the West Davie Mortgage Note as of September 30, 2023 is $1,049,000. The West Davie Mortgage Note accrues interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

Re-Finance of Mortgage on Real Property – Hallandale Beach, Florida

During our fiscal year 2022, we re-financed our mortgage debt with a non-affiliated third-party lender secured by our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates and borrowed an additional $8,012,000 raising the principal balance to $8,900,000, (the “$8.90M Mortgage”). The $8.90M Mortgage bears interest at a variable rate equal to the BSBY Screen Rate – 1 Month plus 1.50%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $8.90M Mortgage at 4.90% per annum throughout its term. The $8.90M Mortgage is fully amortized over fifteen (15) years, with our monthly payment of principal and interest totaling $33,000.

Insurance Premiums

Prior to fiscal year 2023, we financed our annual insurance premiums. Due to higher interest rates, during the first quarter of our fiscal year 2023, for the policy year commencing December 30, 2022, we paid the premiums for property, general liability, excess liability and terrorist policies, totaling approximately $3.281 million, which includes coverage for our franchisees (which is $658,000), which are not included in our consolidated financial statements. Due to continuing higher interest rates for the policy year commencing December 30, 2023, we will pay the premiums for property, general liability, excess liability, crime and terrorism policies in full ($3.932 million), which includes coverage for our franchises (approximately $786,000), at the beginning of the second quarter of our fiscal year 2024.

We paid the $3.281 million annual premium amounts on January 9, 2023, which includes coverage for our franchisees which are not included in our consolidated financial statements. We secured property insurance for the period commencing after the expiration of the current policy on December 30, 2023. (See Note 20. Subsequent Events for a discussion of insurance premiums for the period commencing December 30, 2023 on page F-29.)

NOTE 9. CORONAVIRUS PANDEMIC

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

NOTE 10. RE-CONSTRUCTION FOLLOWING CASUALTY LOSS

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. The package liquor store re-opened for business during the first quarter of our fiscal year 2023 in a newly constructed stand-alone building. We believe the restaurant will reopen for business in our fiscal year 2024 in a newly constructed stand-alone building where our combination package liquor store and restaurant was previously located.

NOTE 11. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 30, 2023, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 30, 2023 and October 1, 2022, the total carrying amount of our liquor licenses was $1,268,000.

NOTE 12. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2023 and 2022 are as follows:

	(in thousands)
	2023	2022
Current:
Federal	$298	$302
State	289	262
Deferred:	587	564
Federal	(84)	172
State	146	27
	62	199
	$649	$763

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	(in thousands)
	2023	2022
Tax provision at the statutory rate	$1,273	$2,061
Non-controlling interests	(297)	(575)
State income taxes, net of federal income tax	343	210
FICA tip credit	(799)	(744)
True up adjustment	89	43
PPP forgiveness	—	(252)
Other permanent items, net	40	20
	$649	$763

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

The components of our deferred tax assets (liabilities) at September 30, 2023 and October 1, 2022 were as follows:

	(in thousands)
	2023	2022
Reversal of aged payables	$18	$18
Capitalized inventory costs	28	26
Accrued bonuses	66	84
Accruals for potential uninsured claims	13	19
Gift cards	223	198
Deferred revenue	179	—
Limited partnership management fees	(873)	(862)
Tip credit	570	71
Book/tax differences in property and equipment	(1,573)	(1,106)
Book/tax differences in operating leases	134	488
Limited partnership investments	475	394
Interest rate swaps	(134)	—
Accrued limited retirement	73	65
Total Deferred Tax Liabilities, Net	$(801)	$(605)

NOTE 12. INCOME TAXES (Continued)

As of September 30, 2023, the Company has federal general business credit carryforward of $570,000. General business credit carryovers can be carried back 1 year and carried forward 20 years. The company's general business credit carryforward will begin to expire in fiscal year 2040.

NOTE 13. DEBT

Debt consists of the following as of September 30, 2023 and October 1, 2022:

Long-Term Debt

	2023	2022
Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,400, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of September 30, 2023, the net book value of the collateral securing this mortgage was $5,571,000	6,295	6,563

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.63% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $31,100, with a final payment on July 1, 2036. As of September 30, 2023, the net book value of the collateral securing this mortgage was $11,149,000.	3,815	4,044

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $16,000, with a final payment on March 2, 2036. As of September 30, 2023, the net book value of the collateral securing this mortgage was $7,601,000	1,913	2,031

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at BSBY Screen Rate – 1 Month +1.50%, (5.38% at September 30, 2023), but with the interest fixed at 4.90% pursuant to a swap agreement, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $33,000. From the re-financing of this mortgage, we withdrew $8,012,000 during our fiscal year ended October 1, 2022. As of September 30, 2023, the net book value of the collateral securing this mortgage was $3,458,000.	8,505	8,900

Revolving credit line/term loan payable to institutional lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%. Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan. On December 28, 2022, we paid the outstanding principal balance ($367,000) and accrued interest ($-0-) in full.	—	550

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,400, with a final payment on December 28, 2031. As of September 30, 2023, the net book value of the collateral securing this mortgage was $1,033,000.	535	585

NOTE 13. DEBT (Continued)

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 6%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $9,300, with a balloon payment of approximately $487,000 on August 1, 2032. As of September 30, 2023, the net book value of the collateral securing this mortgage was $1,873,000.	1,049	1,096

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,500, with a final payment on December 28, 2031. As of September 30, 2023, the net book value of the collateral securing this mortgage was $988,000.	547	598

Financed insurance premiums, secured by all insurance policies, bearing interest at 2.55% payable in monthly installments of principal and interest in the aggregate amount of $215,000 a month through November 30, 2022.	—	507

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7.5%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment on March 1, 2034. As of September 30, 2023, the net book value of the collateral securing this mortgage was $1,066,000.	641	678

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment on November 1, 2026. As of September 30, 2023, the net book value of the collateral securing this mortgage was $559,000.	109	140

Other	29	44

Less unamortized loan costs	(310)	(347)
	23,128	25,389
Less current portion	1,295	2,299
	$21,833	$23,090

Long-term debt at September 30, 2023 matures as follows:

2024	1,295
2025	1,357
2026	1,413
2027	6,555
2028	1,180
Thereafter	11,638
23,438
Less unamortized loan costs	(310)
$23,128

NOTE 13. DEBT (Continued)

As of September 30, 2023, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”). We owe in the aggregate, approximately $21,610,000 (the “Institutional Loans”), as of September 30, 2023.

There can be no assurances that we will be in compliance with our financial covenants thereafter due to, among other things, that our results of operations will likely continue to be materially impacted by the COVID-19 pandemic. Absent a waiver, failure to be in compliance with our financial covenants would constitute a default under the Institutional Loans with our Institutional Lender when reported. Such a default, if not cured or waived, would allow the Institutional Lender to accelerate the maturity of the indebtedness we owe under the Institutional Loans, making it due and payable at the time. If maturity of the Institutional Loans were accelerated, it would have a material adverse impact on our financial position.

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000 and during our fiscal year 2023 we agreed to change orders increasing the total contract price by $1,021,000 to $3,536,000, of which $1,534,000 has been paid through September 30, 2023 and $1,090,000 has been paid subsequent to the end of our fiscal year 2023.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – "Flanigan's”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $ 343,000 and through the end of our fiscal year 2023 we agreed to change orders to the agreement increasing the total contract price by $327,000 to $670,000, of which the full amount has been paid as of the end of our fiscal year 2023.

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

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

The components of lease expense are as follows:

	(in thousands)
	52 Weeks	52 Weeks
	Ended September 30, 2023	Ended October 1, 2022
Operating Lease Expense, which is included in occupancy costs	$3,822	$3,725

Supplemental balance sheet information related to leases is as follows:

	(in thousands)
Classification on the Consolidated Balance Sheets	September 30, 2023	October 1, 2022

Assets
Operating lease assets	$26,987	$29,517

Liabilities
Operating lease current liabilities	$2,385	$2,253
Operating lease non-current liabilities	$25,850	$28,281

Weighted Average Remaining Lease Term:
Operating leases	9.86 Years	10.82 Years

Weighted Average Discount:
Operating leases	4.75%	4.66%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2024	3,619
2025	3,606
2026	3,440
2027	3,344
2028	3,309
Thereafter	21,819

Total lease payments (undiscounted cash flows)	39,137
Less imputed interest	(10,902)
Total operating lease liabilities	$28,235

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2023 and 2024, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar year 2023, at a prescribed cost, which we believe is competitive. The increase in our cost of baby back ribs for calendar year 2024 compared to calendar year 2023 is due to our purchase of ribs for Store #25, Miramar, Florida being open for the entire calendar year and Store #19, Hollywood, Florida anticipated to be open for a part of the calendar year, offset by a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of September 30, 2023, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”), supplies certain fish to all of our restaurants. Since we hold the controlling interest in FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Franchise Program

At September 30, 2023 and October 1, 2022, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2023 and 2022, we earned royalties of $1,163,000 and $1,132,000, respectively, from our related franchises, which royalties are included in Franchise-related revenues in our Consolidated Statements of Income. We are not currently offering or accepting new franchises.

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements/Bonuses

As of September 30, 2023 and October 1, 2022, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management, (the “Officers Bonus”). Officers Bonuses for our fiscal years 2023 and 2022 amounted to approximately $1,604,000 and $2,167,000, respectively.

Our Board of Directors also approved an additional annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer (the “Restaurant Bonus’'). Restaurant Bonuses for our fiscal years 2023 and 2022 amounted to approximately $1,090,000 and $1,340,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized and paid on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 30, 2023 and October 1, 2022, we generated $400,000 of revenue from each fiscal year from providing these management services.

NOTE 15. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

We follow FASB (ASC) Topic 820, “Fair Value Measurement”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to evaluation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

●	Level 3 Inputs – One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

NOTE 15. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements

At September 30, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. As of September 30, 2023 the fair value of the swap agreement is now reflected on the balance sheet in other assets and accumulated other comprehensive income. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement.

NOTE 16. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2023 and 2022, we did not purchase any shares of our common stock. As of September 30, 2023, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share. The Internal Revenue Service will impose a 1.0% tax on stock repurchases after December 31, 2022.

NOTE 17. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. This determination was made by the Chief Financial Officer of the Company to align our financial reporting presentation with the major streams of revenue generation. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2023 and 2022, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.

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

NOTE 17. BUSINESS SEGMENTS (Continued)

	(in thousands)
	September 30, 2023	October 1, 2022
Operating Revenues:
Restaurants	$136,238	$123,627
Package stores	35,187	31,692
Other revenues	2,971	2,813
Total operating revenues	$174,396	$158,132
Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$7,611	$6,228
Package stores	2,704	2,608
	10,315	8,836
Corporate expenses, net of other revenues	(3,291)	(1,907)
Income from Operations	7,024	6,929
Interest expense	(1,067)	(757)
Interest and Other Income	108	131
Gain on forgiveness of debt	—	3,488
Gain on sale of property and equipment	—	21
Income before provision for income taxes	$6,065	$9,812
Provision for Income Taxes	(649)	(763)
Net Income	5,416	9,049
Net Income Attributable to Noncontrolling Interests	(1,417)	(2,737)
Net Income Attributable to Flanigan’s Enterprises, Inc.	$3,999	$6,312

Depreciation and Amortization:
Restaurants	$2,669	$2,290
Package stores	468	316
	3,137	2,606
Corporate	447	406
Total Depreciation and Amortization	$3,584	$3,012

Capital Expenditures
Restaurants	$7,440	$6,578
Package stores	3,855	2,038
	11,295	8,616
Corporate	9,279	826
Total Capital Expenditures	$20,574	$9,442

Identifiable Assets:
Restaurants	$76,575	$73,596
Package stores	23,714	20,035
	100,289	93,631
Corporate	45,480	53,861
Consolidated Totals	$145,769	$147,492

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2023 and 2022.

	(in thousands)
	Quarter Ended
	Dec. 31, 2022	April 1, 2023	July 1, 2023	Sep. 30, 2023
Revenues	$41,861	$43,803	$45,372	$43,360
Income from operations	1,197	2,711	2,700	416
Net income (loss) attributable to stockholders	624	1,897	1,605	(127)
Net income (loss) per share – basic and diluted	0.34	1.02	0.86	(0.07)
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	(in thousands)
	Quarter Ended
	Jan 1, 2022	April 2, 2022	July 2, 2022	Oct. 1, 2022
Revenues	$37,403	$40,330	$40,675	$39,724
Income from operations	765	1,850	2,083	2,231
Net income attributable to stockholders	1,564	1,660	1,835	1,253
Net income per share – basic and diluted	0.84	0.89	0.99	0.68
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 19. 401(k) PLAN

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 30, 2023 and October 1, 2022, the Board of Directors approved discretionary matching contributions totaling $70,000 and $71,000, respectively.

NOTE 20. SUBSEQUENT EVENTS

Purchase of Leasehold / Sub-leasehold Interests

In 1974, we sold the underlying ground lease to the real property located at 8600 Biscayne Boulevard, El Portal, Florida to related and unrelated third parties and simultaneously subleased it back. We operate our retail package liquor store (Store #47) and warehouse from this location. Subsequent to the end of our fiscal year 2023, we re-purchased a 4% interest in the underlying ground lease, as well as the sublease agreement from an unrelated third party for $31,000 and currently own 56% of each lease. As a result, we now only pay 44% of the rent due under the sublease agreement.

Insurance Premiums

Subsequent to the end of our fiscal year 2023, for the policy year commencing December 30, 2023, we bound coverage on the following property, general liability, excess liability, crime and terrorism policies with premiums totaling approximately $3.932 million, of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises (of approximately $786,000), which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2023, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2023, the $10,000 self-insured retention per occurrence increases to $50,000 for us but remains the same at $10,000 for the limited partnerships. The one (1) year general liability insurance premium is in the amount of $455,000;

(ii)        For the policy year beginning December 30, 2023, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $1,055,000;

(iii)       For the policy year beginning December 30, 2023, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $211,000;

(iv)       For the policy year beginning December 30, 2023, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,428,000;

(v)       For the policy year beginning December 30, 2023, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $763,000;

(vi)        For the policy year beginning December 30, 2023, our crime coverage insurance is a one (1) year policy. The one (1) year crime coverage insurance premium is in the amount of $1,000; and

(vii)       For the policy year beginning December 30, 2023, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

Of the $3,932,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we will pay the annual premium amounts in full with no financing due to high interest rates.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as disclosed herein, no other events required disclosure.