Form 10-Q
period 2023-12-30
FLANIGANS ENTERPRISES INC
filed 2024-02-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

On February 12, 2024, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	December 30, 2023	December 31, 2022
REVENUES:
Restaurant food sales	$26,355	$24,767
Restaurant bar sales	7,463	6,988
Package store sales	10,602	9,403
Franchise related revenues	418	459
Rental income	253	213
Other operating income	49	31
	45,140	41,861
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	11,831	10,806
Package goods	7,880	6,984
Payroll and related costs	14,385	13,636
Occupancy costs	2,164	1,848
Selling, general and administrative expenses	8,087	7,390
	44,347	40,664
Income from Operations	793	1,197
OTHER INCOME (EXPENSE):
Interest expense	(262)	(275)
Interest and other income	46	15
Loss on disposal of property and equipment	(1)	—
	(217)	(260)

Income before benefit (provision) for income taxes	576	937

Benefit (provision) for income taxes	18	(63)

Net Income	594	874

Less: Net Income attributable to noncontrolling interests	(485)	(250)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$109	$624

Net Income Per Common Share:
Basic and Diluted	$0.06	$0.34

Weighted Average Shares and Equivalent Shares Outstanding

Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended
	December 30,	December 31,
	2023	2022
Net Income:	$594	$874
Other comprehensive loss:
Change in fair value of interest rate swap, net of tax	(338)	—
Total Comprehensive Income	$256	$874

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2023 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

ASSETS	December 30, 2023	September 30, 2023

Current Assets:

Cash and cash equivalents	$26,897	$25,532
Prepaid income taxes	237	219
Other receivables	784	834
Inventories	7,677	7,198
Prepaid expenses	651	1,511

Total current assets	36,246	35,294

Property and equipment, net	74,887	74,724
Construction in progress	5,640	5,416
	80,527	80,140

Right-of-use assets, operating leases	26,310	26,987

Investment in limited partnerships	249	252

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	843	887
Leasehold interests, net	89	63
Other	410	878

Total other assets	2,610	3,096

Total assets	$145,942	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2023 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 30, 2023	September 30, 2023

Current Liabilities:

Accounts payable and accrued expenses	$8,630	$9,271
Accrued compensation	2,579	1,808
Due to franchisees	4,546	4,977
Current portion of long-term debt	1,310	1,295
Operating lease liabilities, current	2,413	2,385
Deferred revenue	4,852	2,635
Total current liabilities	24,330	22,371

Long-Term Debt, Net of Current Portion	21,506	21,833

Operating lease liabilities, non-current	25,240	25,850
Deferred tax liabilities	686	801

Total liabilities	71,762	70,855

Commitments and contingencies
Stockholders’ equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding;	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	58,356	58,247
Accumulated other comprehensive income	57	395
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	58,996	59,225
Noncontrolling interests	15,184	15,689
Total stockholders' equity	74,180	74,914

Total liabilities and stockholders' equity	$145,942	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	$594
Other comprehensive (loss)	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)

Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	—	624	—	—	250	$874
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(829)	$(829)
Balance, December 31, 2022	4,197,642	$420	$6,240	$—	$55,710	2,338,995	$(6,077)	$17,092	$73,385

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands)

	December 30, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$594	$874
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	981	815
Amortization of leasehold interests	5	6
Amortization of operating lease right-of-use assets	677	610
Loss on abandonment of property and equipment	1	7
Amortization of deferred loan costs	9	10
(Income) loss from unconsolidated limited partnership	(5)	3

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	50	(183)
Prepaid income taxes	(18)	(63)
Inventories	(479)	(75)
Prepaid expenses	860	845
Other assets	15	40
Increase (decrease) in:
Accounts payable and accrued expenses	(444)	1,554
Operating lease liabilities	(582)	(547)
Due to franchisees	(431)	200
Deferred revenue	2,217	1,783
Net cash and cash equivalents provided by operating activities	3,450	5,879

Cash Flows from Investing Activities:
Purchase of property and equipment	(660)	(982)
Purchase of construction in progress	(29)	(452)
Deposits on property and equipment	(71)	(1,262)
Purchase of leaseholds	(31)	—
Proceeds from sale of property and equipment	9	8
Distributions from unconsolidated limited partnership	8	8
Net cash and cash equivalents used in investing activities	(774)	(2,680)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands)

(Continued)

	December 30, 2023	December 31, 2022
Cash Flows from Financing Activities:
Payments on long-term debt	(321)	(1,365)
Distributions to limited partnerships’ noncontrolling interests	(990)	(829)
Net cash and cash equivalents used in financing activities	(1,311)	(2,194)
Net Increase in Cash and Cash Equivalents	1,365	1,005
Cash and Cash Equivalents - Beginning of Period	25,532	42,138
Cash and Cash Equivalents - End of Period	$26,897	$43,143
Supplemental Disclosure for Cash Flow Information:
Cash paid during the period for:
Interest	$262	$275
Income taxes	$—	$126
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Decrease in fair value of interest rate swap	$453	$—
Purchase deposits capitalized to property and equipment	$115	$28
Purchase deposits transferred to construction in progress	$—	$37
Construction in progress transferred to property and equipment	$379	$2,598
Construction in progress in accounts payable and accrued expenses	$574	$—

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 30, 2023 and December 31, 2022 is unaudited. Financial information as of September 30, 2023 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of December 30, 2023 and December 31, 2022, no stock options or other potentially dilutive securities were outstanding and, accordingly, there is no difference in basic and diluted per share amounts.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

The FASB issued guidance, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for the Company in the first quarter of our fiscal year 2024; however, after performing a thorough analysis the Company concluded there is no material impact from the adoption of this ASU.

Recently Issued

The FASB issued guidance, ASU 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London interbank offered rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates were published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates did not impact us.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU will be effective for the Company in our fiscal year 2025, with the guidance applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,”, which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU will be effective for the Company in our fiscal year 2026, with the guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our tax disclosures.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe may have a material effect on our condensed consolidated financial statements.

(4) INCOME TAXES:

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The Company’s income tax expense computed at the statutory federal rate of 21% differs from its effective tax rate primarily due to state income taxes, income tax credits, and noncontrolling interests.

(5) PURCHASE OF LEASEHOLD / SUB-LEASEHOLD INTERESTS:

In 1974, we sold the underlying ground lease to the real property located at 8600 Biscayne Boulevard, El Portal, Florida to related and unrelated third parties and simultaneously subleased it back. We operate our retail package liquor store (Store #47) and warehouse from this location. In the first quarter of our fiscal year 2024, we re-purchased a 4% interest in the underlying ground lease, as well as the sublease agreement from an unrelated third party for $31,000 and currently own 56% of each lease. As a result, we now only pay 44% of the rent due under the sublease agreement.

(6) DEBT:

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with an unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended December 30, 2023 our ratio was calculated to be 1.55 to 1.00 and as a result, our classification of debt is appropriate as of December 30, 2023.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

(7) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2024, for the policy year commencing December 30, 2023, we obtained coverage on the following property, general liability, excess liability and terrorism policies with premiums totaling approximately $3.920 million, of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises (of approximately $850,000), which are not included in our consolidated financial statements:

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

(iv)       For the policy year beginning December 30, 2023, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,416,000;

(v)       For the policy year beginning December 30, 2023, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $764,000;

(vii)       For the policy year beginning December 30, 2023, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

We paid the $3,920,000 annual premium amounts on January 4, 2024, which includes coverage for our franchises which are not included in our consolidated financial statements.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store#19), which has been closed since October 2, 2018 due to damage caused by a fire, totaling $2,515,000 and through the end of the first quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,252,000 to $3,767,000, of which $2,625,000 has been paid through December 30, 2023 and $350,000 has been paid subsequent to the end of the first quarter of our fiscal year 2024.

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

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended December 30, 2023	Ended December 31, 2022
Operating Lease Expense, which is included in occupancy costs	$1,000	$956

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	December 30, 2023	September 30, 2023

Assets
Operating lease assets	$26,310	$26,987

Liabilities
Operating lease current liabilities	$2,413	$2,385
Operating lease non-current liabilities	$25,240	$25,850

Weighted Average Remaining Lease Term:
Operating leases	10.08	9.86

Weighted Average Discount:
Operating leases	4.75%	4.75%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2024 (nine (9) months)	$2,710
2025	3,598
2026	3,432
2027	3,335
2028	3,346
Thereafter	21,808

Total lease payments (undiscounted cash flows)	38,229
Less imputed interest	(10,576)
Total operating lease liabilities	$27,653

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. Information concerning the revenues and operating income for the thirteen weeks ended December 30, 2023 and December 31, 2022, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

	(in thousands)

	Thirteen Weeks	Thirteen Weeks
	Ending	Ending
	December 30, 2023	December 31, 2022

Operating Revenues:
Restaurants	$33,818	$31,755
Package stores	10,602	9,403
Other revenues	720	703
Total operating revenues	$45,140	$41,861

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,171	$779
Package stores	632	799
	1,803	1,578
Corporate expenses, net of other revenues	(1,010)	(381)
Income from Operations	793	1,197
Interest expense	(262)	(275)
Interest and Other income	46	15
Loss on disposal of property and equipment	(1)	—
Income before benefit (provision) for Income Taxes	$576	$937
Benefit (provision) for Income Taxes	18	(63)
Net Income	594	874
Net Income Attributable to Noncontrolling Interests	(485)	(250)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$109	$624

Depreciation and Amortization:
Restaurants	$728	$626
Package stores	127	90
	855	716
Corporate	131	105
Total Depreciation and Amortization	$986	$821

Capital Expenditures:
Restaurants	$1,144	$947
Package stores	47	350
	1,191	1,297
Corporate	187	202
Total Capital Expenditures	$1,378	$1,499

	(in thousands)
	December 30,	September 30,
	2023	2023
Identifiable Assets:
Restaurants	$75,741	$76,575
Package store	23,947	23,714
	99,688	100,289
Corporate	46,254	45,480
Consolidated Totals	$145,942	$145,769

(11) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these unaudited condensed consolidated financial statements were issued and no further events required adjustments or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to the effect of the novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”), customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 30, 2023, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 31 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 30, 2023 and as compared to September 30, 2023. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	December 30, 2023	September 30, 2023
Company Owned:
Combination package liquor store and restaurant	2	3	(1)
Restaurant only, including sports bar	8	8
Package liquor store only	9	8	(1)

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	31	31
Franchised Units	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. During the first quarter of our fiscal year 2023, we opened our newly built stand-alone package liquor store on this site replacing our package liquor store destroyed by fire and previously operating here (Store #19P). Store #19P is now reflected in the above chart as a stand-alone liquor store, rather than as a combination unit. We are constructing a stand-alone restaurant building on this site (adjacent to the package liquor store), replacing our restaurant destroyed by fire and previously operating here (Store #19R). We believe this restaurant will be operational during our fiscal year 2024.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of December 30, 2023, all limited partnerships, with the exception of the 2022 Sunrise restaurant (Store #85), which opened for business in March 2022 and the 2023 Miramar restaurant (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 30, 2023		December 31, 2022
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$26,355	59.33	$24,767	60.17
Restaurant bar sales	7,463	16.80	6,988	16.98
Package store sales	10,602	23.87	9,403	22.85

Total Sales	$44,420	100.00	$41,158	100.00

Franchise related revenues	418		459
Rental income	253		213
Other operating income	49		31

Total Revenue	$45,140		$41,861

Comparison of Thirteen Weeks Ended December 30, 2023 and December 31, 2022.

Revenues. Total revenue for the thirteen weeks ended December 30, 2023 increased $3,279,000 or 7.83% to $45,140,000 from $41,861,000 for the thirteen weeks ended December 31, 2022 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, and the opening of the package liquor store in Miramar, Florida (Store #24) in March 2023. Effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 19, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $26,355,000 for the thirteen weeks ended December 30, 2023 as compared to $24,767,000 for the thirteen weeks ended December 31, 2022. The increase in restaurant food sales during the thirteen weeks ended December 30, 2023 as compared to restaurant food sales during the thirteen weeks ended December 31, 2022 is attributable to the increased menu prices, and restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, which consists of ten restaurants owned by us and nine restaurants owned by affiliated limited partnerships (excluding our Miramar, Florida location Store #25 which opened for business during the third quarter of our fiscal year 2023) was $1,871,000 and $1,882,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 0.58%. Comparable weekly restaurant food sales for Company owned restaurants only was $838,000 and $841,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 0.36%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $1,034,000 and $1,041,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 0.67%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2024 will increase due to increased restaurant traffic and the operation of Store #25 during our fiscal year 2024.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,463,000 for the thirteen weeks ended December 30, 2023 as compared to $6,988,000 for the thirteen weeks ended December 31, 2022. The increase in restaurant bar sales during the thirteen weeks ended December 30, 2023 is primarily due to the increased menu prices and restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended December 30, 2023 and December 31, 2022 respectively, which consists of ten restaurants owned by us and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25,which opened for business during the third quarter of our fiscal year 2023) was $537,000 and $538,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 0.19%. Comparable weekly restaurant bar sales for Company owned restaurants only was $235,000 and $229,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, an increase of 2.62%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $302,000 and $309,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 2.27%. We expect that restaurant bar sales for the balance of our fiscal year 2024 will increase due to increased restaurant traffic and the operation of Store #25 during the balance of our fiscal year 2024.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $10,602,000 for the thirteen weeks ended December 30, 2023 as compared to $9,403,000 for the thirteen weeks ended December 31, 2022, an increase of $1,199,000. This increase was primarily due to increased package liquor store traffic and the package liquor sales generated from the operation of our package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24). Sales were up notwithstanding that both New Year’s Eve and New Year’s Day fall in the second quarter of our fiscal year 2024, while New Year’s Eve fell in the first quarter of our fiscal year 2023 and New Year’s Day fell in the second quarter of fiscal year 2023. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores (excluding Store #19P, which was closed due to a fire on October 2, 2018 but re-opened for business during the first quarter of our fiscal year 2023 and excluding Store #24 which opened for business during the second quarter of our fiscal year 2023), was $712,000 and $716,000 for the thirteen weeks ended December 30, 2023 and December 31, 2022, respectively, a decrease of 0.56%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic and the operation of the package liquor stores located in Hollywood, Florida (Store #19P) and in Miramar, Florida (Store #24).

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 30, 2023 increased $3,683,000 or 9.06% to $44,347,000 from $40,664,000 for the thirteen weeks ended December 31, 2022. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from our limited partnership owned restaurant in Miramar, Florida (Store #25), the package liquor store in Hollywood, Florida (Store #19P) and the package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2024. Operating costs and expenses increased as a percentage of total revenue to approximately 98.24% for the thirteen weeks ended December 30, 2023 from 97.14% for the thirteen weeks ended December 31, 2022.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 30, 2023 increased to $21,987,000 from $20,949,000 due to higher sales volume for the thirteen weeks ended December 30, 2023. Gross profit margin for the restaurant food and bar sales decreased during the thirteen weeks ended December 30, 2023 when compared to the thirteen weeks ended December 31, 2022 due to higher food costs partially offset by, among other things, recent price increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.02% for the thirteen weeks ended December 30, 2023 and 65.97% for the thirteen weeks ended December 31, 2022.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 30, 2023 increased to $2,722,000 from $2,419,000 for the thirteen weeks ended December 31, 2022. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.67% for the thirteen weeks ended December 30, 2023 and 25.73% for the thirteen weeks ended December 31, 2022. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of fiscal year 2024 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 30, 2023 increased $749,000 or 5.49% to $14,385,000 from $13,636,000 for the thirteen weeks ended December 31, 2022. Payroll and related costs for the thirteen weeks ended December 30, 2023 were higher due primarily to the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the retail package liquor store in Hollywood, Florida (Store #19P) in December 2022, the retail package liquor store in Miramar, Florida (Store #24) in March 2023 and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 31.87% in the thirteen weeks ended December 30, 2023 and 32.57% of total revenue in the thirteen weeks ended December 31, 2022.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended December 30, 2023 increased $316,000 or 17.10% to $2,164,000 from $1,848,000 for the thirteen weeks ended December 31, 2022, primarily due to an increase in real property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 30, 2023 increased $697,000 or 9.43% to $8,087,000 from $7,390,000 for the thirteen weeks ended December 31, 2022, due primarily to Store #19P, Store #24, and Store #25 being open for the thirteen weeks ended December 30, 2023, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended December 30, 2023 to 17.92% as compared to 17.65% for the thirteen weeks ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended December 30, 2023, which is included in selling, general and administrative expenses, increased $165,000 or 20.10% to $986,000 from $821,000 from the thirteen weeks ended December 31, 2022. This increase is driven by the opening of Stores #19P, #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 2.18% of revenue in the thirteen weeks ended December 30, 2023 and 1.96% of revenue in the thirteen weeks ended December 31, 2022.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 30, 2023 decreased $13,000 to $262,000 from $275,000 for the thirteen weeks ended December 31, 2022.

Income Taxes. Income tax for the thirteen weeks ended December 30, 2023 was a benefit of $18,000, as compared to an expense of $63,000 for the thirteen weeks ended December 31, 2022.

Net Income. Net income for the thirteen weeks ended December 30, 2023 decreased $280,000 or 32.04% to $594,000 from $874,000 for the thirteen weeks ended December 31, 2022 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of revenue, net income for the thirteen weeks ended December 30, 2023 is 1.32%, as compared to 2.09% for the thirteen weeks ended December 31, 2022.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended December 30, 2023 decreased $515,000 or 82.53% to $109,000 from $624,000 for the thirteen weeks ended December 31, 2022 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended December 30, 2023 is 0.24%, as compared to 1.49% for the thirteen weeks ended December 31, 2022.

Menu Price Increases and Trends

During the thirteen weeks ended December 30, 2023, we did not increase our menu prices. During our fiscal year 2023 we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 19, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of December 30, 2023, we had cash and cash equivalents of approximately $26,897,000, an increase of $1,365,000 from our cash balance of $25,532,000 as of September 30, 2023.

Inflation is affecting all aspects of our operations, including but not limited to food, beverage, fuel and labor costs. Supply chain issues also contribute to inflation. Inflation, including supply chain issues are having a material impact on our operating results.

We believe that our current cash availability from our cash on hand and positive cash flow from operations will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks ended December 30, 2023 and December 31, 2022.

	---------Thirteen Weeks Ended--------
	December 30, 2023	December 31, 2022
	(in thousands)

Net cash provided by operating activities	$3,450	$5,879
Net cash used in investing activities	(774)	(2,680)
Net cash used in financing activities	(1,311)	(2,194)

Net Increase in Cash and Cash Equivalents	1,365	1,005

Cash and Cash Equivalents, Beginning	25,532	42,138

Cash and Cash Equivalents, Ending	$26,897	$43,143

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2024 or the first quarter of our fiscal year 2023. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended December 30, 2023, we acquired property and equipment and construction in progress of $1,378,000, (of which $115,000 was purchase deposits transferred to property and equipment and $574,000 was construction in progress in accounts payable), including $233,000 for renovations to two (2) Company owned restaurants. During the thirteen weeks ended December 31, 2022, we acquired property and equipment and construction in progress of $1,499,000, (of which $28,000 was purchase deposits transferred to property and equipment and $37,000 was purchase deposits transferred to construction in progress), including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $149,000 for renovations to two (2) Company owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2024 will be approximately $450,000, excluding construction/renovations to Store#19R (our restaurant which is being rebuilt due to damages caused by a fire), although capital expenditures for our refurbishing program for fiscal year 2024 may be significantly higher.

Long-Term Debt

As of December 30, 2023, we had long-term debt (including the current portion) of $22,816,000, as compared to $23,128,000 as of September 30, 2023.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended December 30, 2023 our ratio was calculated to be 1.55 to 1.00 and as a result, our classification of debt is appropriate as of December 30, 2023.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store#19), which has been closed since October 2, 2018 due to damage caused by a fire, totaling $2,515,000 and through the end of the first quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,252,000 to $3,767,000, of which $2,625,000 has been paid through December 30, 2023 and $350,000 has been paid subsequent to the end of the first quarter of our fiscal year 2024.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2024, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar year 2024, at a prescribed cost, which we believe is competitive.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended December 30, 2023, and our fiscal year ended September 30, 2023.

Item	December 30, 2023	September 30, 2023
	(in Thousands)

Current Assets	$36,246	$35,294
Current Liabilities	24,330	22,371
Working Capital	$11,916	$12,923

Our working capital decreased during our fiscal quarter ended December 30, 2023 from our working capital for our fiscal year ended September 30, 2023 primarily due to our purchases of property and equipment.

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

Critical Accounting Policies

During the thirteen weeks ended December 30, 2023, we have not made any change to our critical accounting policies. See Item 7, page 40 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2023 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 30, 2023 held no equity securities.

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

At December 30, 2023, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement. As of December 30, 2023 the fair value of the swap agreement is reflected on the condensed consolidated balance sheet in other assets and accumulated other comprehensive income.

During our fiscal year 2023, we invested the aggregate sum of $900,000 in 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.87%. During the first quarter of our fiscal year 2024, the aggregate balance of our 90 day certificates of deposit from 2023 were rolled over into new 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 5.34%. Otherwise, at December 30, 2023, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 30, 2023.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations. As a result of these errors we have concluded that we do not have a sufficient complement of trained and knowledgeable accounting personnel to prevent and detect errors on a timely basis and that this deficiency constitutes a material weakness in our internal control over financial reporting as of December 30, 2023.

During our fiscal year 2023, we began the process of addressing this material weakness by engaging qualified accounting consultants who have been brought on to enhance, and continue to enhance, our internal controls over financial reporting. These individuals are licensed CPA’s with appropriate levels of knowledge and experience in public accounting. During the first quarter of our fiscal year 2024, the Company has begun to staff the newly formed Financial Reporting Division of our Accounting Department. This Department is headed by a Financial Reporting Manager who reports directly to the CFO. This individual is a qualified CPA with experience in financial reporting and the restaurant industry. We will continue our efforts in our fiscal year 2024 of improving our accounting and finance related processes.

Changes in Internal Control Over Financial Reporting

During the thirteen weeks ended December 30, 2023, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of designing and planning to enhance certain controls to address the material weakness discussed above. There is no assurance that this process will result in remediation of the material weakness or prevent other material weaknesses from arising in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 8 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 30, 2023 and December 31, 2022, we did not purchase any shares of our common stock. As of December 30, 2023, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN’S ENTERPRISES, INC.

Date: February 13, 2024	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)