Form 10-Q
period 2024-03-30
FLANIGANS ENTERPRISES INC
filed 2024-05-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

On May 13, 2024, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
REVENUES:
Restaurant food sales	$29,356	$27,113	$55,711	$51,880
Restaurant bar sales	7,740	7,281	15,203	14,269
Package store sales	10,140	8,659	20,742	18,062
Franchise related revenues	445	484	863	943
Rental income	313	218	566	431
Other operating income	75	48	124	79
	48,069	43,803	93,209	85,664
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurants	12,210	11,210	24,041	22,016
Package goods	7,492	6,212	15,372	13,196
Payroll and related costs	14,972	14,174	29,357	27,810
Occupancy costs	1,930	1,878	4,094	3,726
Selling, general and administrative expenses	8,780	7,618	16,868	15,008
	45,384	41,092	89,732	81,756
Income from Operations	2,685	2,711	3,477	3,908
OTHER INCOME (EXPENSE):
Interest expense	(255)	(262)	(517)	(537)
Interest and other income	39	19	85	34
	(216)	(243)	(432)	(503)

Income before benefit (provision) for income taxes	2,469	2,468	3,045	3,405

Benefit (provision) for income taxes	55	(290)	73	(353)

Net Income	2,524	2,178	3,118	3,052

Less: Net Income attributable to noncontrolling interests	(582)	(281)	(1,067)	(531)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$1,942	$1,897	$2,051	$2,521

Net Income Per Common Share:
Basic and Diluted	$1.04	$1.02	$1.10	$1.36

Weighted Average Shares and Equivalent Shares Outstanding

Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023
Net Income:	$2,524	$2,178	$3,118	$3,052
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	123	—	(215)	—
Total Comprehensive Income	$2,647	$2,178	$2,903	$3,052

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

ASSETS	March 30, 2024	September 30, 2023

Current Assets:

Cash and cash equivalents	$22,002	$25,532
Prepaid income taxes	323	219
Other receivables	923	834
Inventories	7,387	7,198
Prepaid expenses	3,493	1,511

Total current assets	34,128	35,294

Property and equipment, net	82,353	74,724
Construction in progress	—	5,416
	82,353	80,140

Right-of-use assets, operating leases	25,672	26,987

Investment in limited partnerships	270	252

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	50	887
Leasehold interests, net	82	63
Other	562	878

Total other assets	1,962	3,096

Total assets	$144,385	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 30, 2024	September 30, 2023

Current Liabilities:

Accounts payable and accrued expenses	$7,748	$9,271
Accrued compensation	2,165	1,808
Due to franchisees	4,730	4,977
Current portion of long-term debt	1,325	1,295
Operating lease liabilities, current	2,456	2,385
Deferred revenue	3,490	2,635
Total current liabilities	21,914	22,371

Long-Term Debt, Net of Current Portion	21,176	21,833

Operating lease liabilities, non-current	24,607	25,850
Deferred tax liabilities	728	801

Total liabilities	68,425	70,855

Commitments and contingencies
Stockholders' equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	60,298	58,247
Accumulated other comprehensive income	180	395
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	61,061	59,225
Noncontrolling interests	14,899	15,689
Total stockholders' equity	75,960	74,914

Total liabilities and stockholders' equity	$144,385	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEKS ENDED MARCH 30, 2024 AND APRIL 1, 2023

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	594
Other comprehensive loss	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)

Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

Net income	—	—	—	—	1,942	—	—	582	2,524
Other comprehensive income	—	—	—	123	—	—	—	—	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(867)	(867)

Balance, March 30, 2024	4,197,642	$420	$6,240	$180	$60,298	2,338,995	$(6,077)	$14,899	$75,960

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	—	624	—	—	250	874
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(829)	(829)
Balance, December 31, 2022	4,197,642	$420	$6,240	$—	$55,710	2,338,995	$(6,077)	$17,092	$73,385

Net income	—	—	—	—	1,897	—	—	281	2,178
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(789)	(789)
Balance, April 1, 2023	4,197,642	$420	$6,240	$—	$57,607	2,338,995	$(6,077)	$16,584	$74,774

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 30, 2024 AND APRIL 1, 2023

(in thousands)

	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net income	$3,118	$3,052
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,992	1,668
Amortization of leasehold interests	12	11
Amortization of operating lease right-of-use assets	1,315	1,227
Loss on abandonment of property and equipment	54	14
Amortization of deferred loan costs	18	20
Income from unconsolidated limited partnership	(30)	(8)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(89)	(254)
Prepaid income taxes	(104)	148
Inventories	(189)	(66)
Prepaid expenses	(1,982)	(1,229)
Other assets	28	12
Increase (decrease) in:
Accounts payable and accrued expenses	(1,446)	92
Operating lease liabilities	(1,172)	(1,105)
Due to franchisees	(247)	174
Deferred revenue	855	438
Net cash and cash equivalents provided by operating activities	2,133	4,194

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,519)	(1,949)
Purchase of construction in progress	(1,594)	(1,740)
Deposits on property and equipment	(84)	(1,631)
Purchase of leaseholds	(31)	—
Proceeds from sale of property and equipment	55	28
Distributions from unconsolidated limited partnership	12	19
Net cash and cash equivalents used in investing activities	(3,161)	(5,273)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 30, 2024 AND APRIL 1, 2023

(in thousands)

(Continued)

	March 30, 2024	April 1, 2023
Cash Flows from Financing Activities:
Payments on long-term debt	(645)	(1,677)
Distributions to limited partnerships’ noncontrolling interests	(1,857)	(1,618)
Net cash and cash equivalents used in financing activities	(2,502)	(3,295)
Net Increase in Cash and Cash Equivalents	(3,530)	(4,374)
Cash and Cash Equivalents - Beginning of Period	25,532	42,138
Cash and Cash Equivalents - End of Period	$22,002	$37,764
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$517	$537
Income taxes	$31	$206
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Decrease in fair value of interest rate swap	$288	$—
Purchase deposits capitalized to property and equipment	$206	$114
Purchase deposits transferred to construction in progress	$715	$439
Construction in progress transferred to property and equipment	$7,676	$3,341
Property and equipment and construction in progress in accounts payable and accrued expenses	$280	$177

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEKS ENDED MARCH 30, 2024 AND APRIL 1, 2023

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the twenty-six weeks ended March 30, 2024 and April 1, 2023 is unaudited. Financial information as of September 30, 2023 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities and estimates relating to loyalty reward programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our condensed consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of March 30, 2024 and April 1, 2023, no stock options or other potentially dilutive securities were outstanding and, accordingly, there is no difference in basic and diluted per share amounts.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

The FASB issued guidance, Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance was effective for the Company in the first quarter of our fiscal year 2024; however, after performing a thorough analysis the Company concluded there was no material impact from the adoption of this ASU.

Recently Issued

The FASB issued guidance, ASU 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London interbank offered rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates were published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates did not impact us.

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

(6) DEBT:

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with an unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended March 30, 2024 our ratio was calculated to be 1.57 to 1.00. As of March 30, 2024 we are in compliance with all of our loan covenant ratios and as a result, our classification of debt is appropriate.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

(7) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2024, for the policy year commencing December 30, 2023, we obtained coverage on the following property, general liability, excess liability and terrorism policies with premiums totaling approximately $3.920 million, of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises (of approximately $850,000), which are not included in our condensed consolidated financial statements:

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

We paid the $3,920,000 annual premium amounts on January 4, 2024, which includes coverage for our franchises which are not included in our condensed consolidated financial statements.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store#19), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened March 26, 2024. The contract totaled $2,515,000 and through the end of the second quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,445,000 to $3,960,000, of which $3,596,000 has been paid through March 30, 2024.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 48 years, some of which include options to renew and extend the lease terms for up to an additional 26 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842 during our fiscal year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended March 30, 2024	Ended April 1, 2023
Operating Lease Expense, which is included in occupancy costs	$949	$956

	(in thousands)
	26 Weeks	26 Weeks
	Ended March 30, 2024	Ended April 1, 2023
Operating Lease Expense, which is included in occupancy costs	$1,949	$1,913

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	March 30, 2024	September 30, 2023

Assets
Operating lease assets	$25,672	$26,987

Liabilities
Operating lease current liabilities	$2,456	$2,385
Operating lease non-current liabilities	$24,607	$25,850

Weighted Average Remaining Lease Term:
Operating leases	9.69	9.86

Weighted Average Discount:
Operating leases	4.75%	4.75%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2024 (26 weeks remaining)	$1,808
2025	3,598
2026	3,432
2027	3,335
2028	3,346
Thereafter	21,808

Total lease payments (undiscounted cash flows)	37,327
Less imputed interest	(10,264)
Total operating lease liabilities	$27,063

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. Additionally, we note that the Income from Operations presentation for restaurants and corporate results include items that are eliminated in consolidation. Specifically, we do not reclassify Royalty Fees, Partnership Income, Rental Income and Management Fees from the Corporate segment to our Restaurants segment due to the fact that our Chief Operating Decision Maker evaluates each segment on a standalone basis. Reclassifying these elimination amounts would not provide an accurate representation of each segment’s Income from Operations. Information concerning the revenues and operating income for the thirteen weeks and twenty-six weeks ended March 30, 2024 and April 1, 2023, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

	(in thousands)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	March 30, 2024	April 1, 2023

Operating Revenues:
Restaurants	$37,096	$34,394
Package stores	10,140	8,659
Other revenues	833	750
Total operating revenues	$48,069	$43,803

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,813	$3,001
Package stores	1,127	641
	3,940	3,642
Corporate expenses, net of other revenues	(1,255)	(931)
Income from Operations	2,685	2,711
Interest expense	(255)	(262)
Interest and Other income	39	19
Income before benefit (provision) for Income Taxes	2,469	2,468
Benefit (provision) for Income Taxes	55	(290)
Net Income	2,524	2,178
Net Income Attributable to Noncontrolling Interests	(582)	(281)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$1,942	$1,897

Depreciation and Amortization:
Restaurants	$758	$631
Package stores	125	119
	883	750
Corporate	135	108
Total Depreciation and Amortization	$1,018	$858

Capital Expenditures:
Restaurants	$2,494	$2,299
Package stores	19	112
	2,513	2,411
Corporate	423	332
Total Capital Expenditures	$2,936	$2,743

	(in thousands)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	March 30, 2024	April 1, 2023

Operating Revenues:
Restaurants	$70,914	$66,149
Package stores	20,742	18,062
Other revenues	1,553	1,453
Total operating revenues	$93,209	$85,664

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,984	$3,780
Package stores	1,759	1,440
	5,743	5,220
Corporate expenses, net of other revenues	(2,266)	(1,312)
Income from Operations	3,477	3,908
Interest expense	(517)	(537)
Interest and Other income	85	34
Income before benefit (provision) for Income Taxes	$3,045	$3,405
Benefit (provision) for Income Taxes	73	(353)
Net Income	3,118	3,052
Net Income Attributable to Noncontrolling Interests	(1,067)	(531)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$2,051	$2,521

Depreciation and Amortization:
Restaurants	$1,486	$1,257
Package stores	252	209
	1,738	1,466
Corporate	266	213
Total Depreciation and Amortization	$2,004	$1,679

Capital Expenditures:
Restaurants	$3,638	$3,246
Package stores	66	462
	3,704	3,708
Corporate	610	534
Total Capital Expenditures	$4,314	$4,242

	(in thousands)
	March 30,	September 30,
	2024	2023
Identifiable Assets:
Restaurants	$78,544	$76,575
Package store	23,653	23,714
	102,197	100,289
Corporate	42,188	45,480
Consolidated Totals	$144,385	$145,769

(11) SUBSEQUENT EVENTS:

Subsequent to the end of the second quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. The fee for the five year agreement is financed by the unrelated third party vendor over a period of five years, without interest and a deferral of any payments for the first six months of the agreement. We do not expect the implementation of NetSuite to be complete and functional until the second quarter of our fiscal year 2025.

In addition to the above, subsequent to the end of the second quarter of our fiscal year 2024, we also entered into an agreement with an unrelated third party implementation partner for the implementation of NetSuite. The fee for its implementation services will be approximately $237,000, payable as hourly services are performed and billed.

Subsequent events have been evaluated through the date the unaudited condensed financial statements were issued and except as disclosed above, no further events required adjustments or disclosure.

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

OVERVIEW

As of March 30, 2024, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 30, 2024 and as compared to September 30, 2023. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	March 30, 2024	September 30, 2023
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	3	(1)
Restaurant only, including sports bar	9	8	(1)
Package liquor store only	9	8	(1)

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	31
Franchised Units	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which caused it to be closed since the first quarter of our fiscal year 2019. During the first quarter of our fiscal year 2023, we opened our newly built stand-alone package liquor store on this site (2505 N. University Drive, Building A, Hollywood, Florida) (Store #19P), replacing our package liquor store destroyed by fire and previously operating here. Store #19P is now reflected in the above chart as a stand-alone liquor store, rather than as a combination unit. Store #19R, a stand-alone restaurant building on this site, (2505 N. University Drive, Building B, Hollywood, Florida) opened on March 26, 2024 (adjacent to the package liquor store), and replaced our restaurant destroyed by fire and previously operating here. Store #19R is now reflected in the above chart as a stand-alone restaurant, rather than as a combination unit.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of March 30, 2024, all limited partnerships, with the exception of the 2022 Sunrise restaurant (Store #85), which opened for business in March 2022 and the 2023 Miramar restaurant (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 30, 2024		April 1, 2023
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$29,356	62.14	$27,113	62.98
Restaurant bar sales	7,740	16.39	7,281	16.91
Package store sales	10,140	21.47	8,659	20.11

Total Sales	$47,236	100.00	$43,053	100.00

Franchise related revenues	445		484
Rental income	313		218
Other operating income	75		48

Total Revenue	$48,069		$43,803

	-----------------------Twenty-Six Weeks Ended-----------------------
	March 30, 2024		April 1, 2023
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$55,711	60.78	$51,880	61.61
Restaurant bar sales	15,203	16.59	14,269	16.94
Package store sales	20,742	22.63	18,062	21.45

Total Sales	$91,656	100.00	$84,211	100.00

Franchise related revenues	863		943
Rental income	566		431
Other operating income	124		79

Total Revenue	$93,209		$85,664

Comparison of Thirteen Weeks Ended March 30, 2024 and April 1, 2023.

Revenues. Total revenue for the thirteen weeks ended March 30, 2024 increased $4,266,000 or 9.74% to $48,069,000 from $43,803,000 for the thirteen weeks ended April 1, 2023 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, and the opening of the package liquor store in Miramar, Florida (Store #24) in March 2023. Effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 19, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $29,356,000 for the thirteen weeks ended March 30, 2024 as compared to $27,113,000 for the thirteen weeks ended April 1, 2023. The increase in restaurant food sales during the thirteen weeks ended March 30, 2024 as compared to restaurant food sales during the thirteen weeks ended April 1, 2023 is attributable to the increased menu prices and restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended March 30, 2024 and April 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships (excluding our Miramar, Florida location Store #25 which opened for business during the third quarter of our fiscal year 2023) was $2,089,000 and $2,061,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 1.36%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) was $1,029,000 and $1,008,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 2.08%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $1,060,000 and $1,053,000 for the thirteen weeks ended March

30, 2024 and April 1, 2023, respectively, an increase of 0.66%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2024 will increase due to increased restaurant traffic and the operation of Store #25 and the newly re-opened Store #19.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,740,000 for the thirteen weeks ended March 30, 2024 as compared to $7,281,000 for the thirteen weeks ended April 1, 2023. The increase in restaurant bar sales during the thirteen weeks ended March 30, 2024 is primarily due to the increased menu prices and restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended March 30, 2024 and April 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25, which opened for business during the third quarter of our fiscal year 2023) was $556,000 and $560,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, a decrease of 0.71%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) was $252,000 and $245,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 2.86%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $304,000 and $315,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, a decrease of 3.49%. We expect that restaurant bar sales for the balance of our fiscal year 2024 will increase due to increased restaurant traffic and the operation of our newly re-opened Store #19.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $10,140,000 for the thirteen weeks ended March 30, 2024 as compared to $8,659,000 for the thirteen weeks ended April 1, 2023, an increase of $1,481,000. This increase was primarily due to increased package liquor store traffic and the package liquor sales generated from the operation of our package liquor store in Miramar, Florida (Store #24). Sales were up due to the fact that both New Year’s Eve and New Year’s Day fell in the second quarter of our fiscal year 2024, while New Year’s Eve fell in the first quarter of our fiscal year 2023 and New Year’s Day fell in the second quarter of our fiscal year 2023. The weekly average of same store package liquor store sales, which includes ten (10) Company-owned package liquor stores (excluding Store #24 which opened for business during the second quarter of our fiscal year 2023), was $732,000 and $663,000 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 10.41%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic and the operation of the package liquor store located in Miramar, Florida (Store #24).

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 30, 2024 increased $4,292,000 or 10.44% to $45,384,000 from $41,092,000 for the thirteen weeks ended April 1, 2023. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from our limited partnership owned restaurant in Miramar, Florida (Store #25) and the package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2024. Operating costs and expenses increased as a percentage of total revenue to approximately 94.41% for the thirteen weeks ended March 30, 2024 from 93.81% for the thirteen weeks ended April 1, 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 30, 2024 increased to $24,886,000 from $23,184,000 due to higher sales volume for the thirteen weeks ended March 30, 2024. Gross profit margin for the restaurant food and bar sales decreased during the thirteen weeks ended March 30, 2024 when compared to the thirteen weeks ended April 1, 2023 due to higher food costs partially offset by, among other things, Recent Price Increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 67.09% for the thirteen weeks ended March 30, 2024 and 67.41% for the thirteen weeks ended April 1, 2023.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 30, 2024 increased to $2,648,000 from $2,447,000 for the thirteen weeks ended April 1, 2023. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.11% for the thirteen weeks ended March 30, 2024 and 28.26% for the thirteen weeks ended April 1, 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of fiscal year 2024 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 30, 2024 increased $798,000 or 5.63% to $14,972,000 from $14,174,000 for the thirteen weeks ended April 1, 2023. Payroll and related costs for the thirteen weeks ended March 30, 2024 were higher due primarily to the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the retail package liquor store in Miramar, Florida (Store #24) in March 2023 and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 31.15% in the thirteen weeks ended March 30, 2024 and 32.36% of total revenue in the thirteen weeks ended April 1, 2023.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended March 30, 2024 increased $52,000 or 2.77% to $1,930,000 from $1,878,000 for the thirteen weeks ended April 1, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 30, 2024 increased $1,162,000 or 15.25% to $8,780,000 from $7,618,000 for the thirteen weeks ended April 1, 2023, due primarily to Store #24, and Store #25 being open for the thirteen weeks ended March 30, 2024, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended March 30, 2024 to 18.27% as compared to 17.39% for the thirteen weeks ended April 1, 2023.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 30, 2024, which is included in selling, general and administrative expenses, increased $160,000 or 18.65% to $1,018,000 from $858,000 from the thirteen weeks ended April 1, 2023. This increase is driven by the opening of Stores #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 2.12% of revenue in the thirteen weeks ended March 30, 2024 and 1.96% of revenue in the thirteen weeks ended April 1, 2023.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 30, 2024 decreased $7,000 to $255,000 from $262,000 for the thirteen weeks ended April 1, 2023.

Income Taxes. Income tax for the thirteen weeks ended March 30, 2024 was a benefit of $55,000, as compared to an expense of $290,000 for the thirteen weeks ended April 1, 2023. This is primarily due to the FICA Tip Credit that is estimated to be generated in our fiscal year 2024 offset by the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended March 30, 2024 increased $346,000 or 15.89% to $2,524,000 from $2,178,000 for the thirteen weeks ended April 1, 2023 due primarily to increased revenue at our retail package liquor stores and restaurants offset by higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of revenue, net income for the thirteen weeks ended March 30, 2024 is 5.25%, as compared to 4.97% for the thirteen weeks ended April 1, 2023.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended March 30, 2024 increased $45,000 or 2.37% to $1,942,000 from $1,897,000 for the thirteen weeks ended April 1, 2023 due primarily to increased revenue at our retail package liquor stores and restaurants offset by higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process and a higher portion of our net income attributable to noncontrolling interests (specifically the operation of our Miramar location). As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended March 30, 2024 is 4.04%, as compared to 4.33% for the thirteen weeks ended April 1, 2023.

Comparison of Twenty-Six Weeks Ended March 30, 2024 and April 1, 2023.

Revenues. Total revenue for the twenty-six weeks ended March 30, 2024 increased $7,545,000 or 8.81% to $93,209,000 from $85,664,000 for the twenty-six weeks ended April 1, 2023 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases, revenue generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022, and the opening of the package liquor store in Miramar, Florida (Store #24) in March 2023.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $55,711,000 for the twenty-six weeks ended March 30, 2024 as compared to $51,880,000 for the twenty-six weeks ended April 1, 2023. The increase in restaurant food sales is attributable to increased menu prices and restaurant food sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant food sales for restaurants open for all of the twenty-six weeks ended March 30, 2024 and April 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25 which opened for business during the third quarter of our fiscal year 2023) was $1,980,000 and $1,972,000 for the twenty-six weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 0.41%. Comparable weekly restaurant food sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) was $933,000 and $925,000 for the twenty-six weeks ended March 30, 2024 and April 1, 2023, respectively, an increase of 0.86%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $1,047,000 for each of the twenty-six weeks ended March 30, 2024 and April 1, 2023, respectively. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2024 will increase due to increased restaurant traffic and the operation of Store #25 and our newly re-opened Store #19.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $15,203,000 for the twenty-six weeks ended March 30, 2024 as compared to $14,269,000 for the twenty-six weeks ended April 1, 2023. The increase in restaurant bar sales for the twenty-six weeks ended March 30, 2024 is primarily due to increased menu prices and restaurant bar sales generated from the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023. Comparable weekly restaurant bar sales for restaurants open for all of the twenty-six weeks ended March 30, 2024 and April 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25,which opened for business during the third quarter of our fiscal year 2023) was $547,000 for the twenty-six weeks ended March 30, 2024 and $549,000 for the twenty-six weeks ended April 1, 2023, a decrease of 0.36%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19 which opened for business during the second quarter of our fiscal year 2024) was $243,000 and $237,000 for the twenty-six weeks ended March 30, 2024 and April, 1, 2023 respectively, an increase of 2.53%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023) was $303,000 and $312,000 for the twenty-six weeks ended March 30, 2024 and April, 1, 2023 respectively, a decrease of 2.88%. We expect that restaurant bar sales for our fiscal year 2024 will increase due to increased restaurant traffic and the operation of Store #25 and our newly re-opened Store #19.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $20,742,000 for the twenty-six weeks ended March 30, 2024 as compared to $18,062,000 for the twenty-six weeks ended April 1, 2023, an increase of $2,680,000. This increase was primarily due to increased package liquor store traffic and the package liquor sales generated from the operation of our package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24). The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19P which reopened during the first quarter of fiscal year 2023, and Store #24 which opened for business during the second quarter of our fiscal year 2023), was $698,000 and $675,000 for the twenty-six weeks ended March 30, 2024 and April, 1, 2023 respectively, an increase of 3.41%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended March 30, 2024 increased $7,976,000 or 9.76% to $89,732,000 from $81,756,000 for the twenty-six weeks ended April 1, 2023. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process and an expected general increase in food costs, costs and expenses incurred from our limited partnership owned restaurant in Miramar, Florida (Store #25) and the package liquor store in Miramar, Florida (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2024. Operating costs and expenses increased as a percentage of total revenue to approximately 96.27% for the twenty-six weeks ended March 30, 2024 from 95.44% for the twenty-six weeks ended April 1, 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended March 30, 2024 increased to $46,873,000 from $44,133,000 due to higher sales volume for the twenty-six weeks ended March 30, 2024. Gross profit margin for the restaurant food and bar sales decreased during the twenty-six weeks ended March 30, 2024 when compared to the twenty-six weeks ended April 1, 2023 due to higher food costs partially offset by, among other things, Recent Price Increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.10% for the twenty-six weeks ended March 30, 2024 and 66.72% for the twenty-six weeks ended April 1, 2023.

Package Store Sales. Gross profit for package store sales for the twenty-six weeks ended March 30, 2024 increased to $5,370,000 from $4,866,000 for the twenty-six weeks ended April 1, 2023. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.89% for the twenty-six weeks ended March 30, 2024 and 26.94% for the twenty-six weeks ended April 1, 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2024 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended March 30, 2024 increased $1,547,000 or 5.56% to $29,357,000 from $27,810,000 for the twenty-six weeks ended April 1, 2023. Payroll and related costs for the twenty-six weeks ended March 30, 2024 were higher due primarily to the opening of our limited partnership owned restaurant location in Miramar, Florida (Store #25) in April 2023, the retail package liquor store in Miramar, Florida (Store #24) in March 2023 and higher salaries to employees to remain competitive with other potential employees in a tight labor market. Payroll and related costs as a percentage of total revenue was 31.50% for the twenty-six weeks ended March 30, 2024 and 32.46% of total revenue for the twenty-six weeks ended April 1, 2023.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended March 30, 2024 increased $368,000 or 9.88% to $4,094,000 from $3,726,000 for the twenty-six weeks ended April 1, 2023. The increase in occupancy costs was primarily due to an increase in real property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty-six weeks ended March 30, 2024 increased $1,860,000 or 12.39% to $16,868,000 from $15,008,000 for the twenty-six weeks ended April 1, 2023. Selling, general and administrative expenses increased as a percentage of total revenue for the twenty-six weeks ended March 30, 2024 to 18.10% as compared to 17.52% for the twenty-six weeks ended April 1, 2023, due primarily to Store #24, and Store #25 being open for the full twenty-six weeks ended March 30, 2024, increased consultant fees to improve our accounting process, inflation and otherwise to increases in expenses across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended March 30, 2024, which is included in selling, general and administrative expenses, increased $325,000 or 19.36% to $2,004,000 from $1,679,000 from the twenty-six weeks ended April 1, 2023. This increase is driven by the opening of Stores #24, and #25. As a percentage of total revenue, depreciation and amortization expense was 2.15% of revenue for the twenty-six weeks ended March 30, 2024 and 1.96% of revenue for the twenty-six weeks ended April 1, 2023.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended March 30, 2024 decreased $20,000 to $517,000 from $537,000 for the twenty-six weeks ended April 1, 2023.

Income Taxes. Income tax for the twenty-six weeks ended March 30, 2024 was an benefit of $73,000, as compared to an expense of $353,000 for the twenty-six weeks ended April 1, 2023. This benefit is primarily due to the FICA Tip Credit that is estimated to be generated in our fiscal year 2024 offset by the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the twenty-six weeks ended March 30, 2024 increased $66,000 or 2.16% to $3,118,000 from $3,052,000 for the twenty-six weeks ended April 1, 2023 due primarily to increased revenue at our retail package liquor stores and restaurants offset by higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of revenue, net income for the twenty-six weeks ended March 30, 2024 is 3.35%, as compared to 3.56% for the twenty-six weeks ended April 1, 2023.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the twenty-six weeks ended March 30, 2024 decreased $470,000 or 18.64% to $2,051,000 from $2,521,000 for the twenty-six weeks ended April 1, 2023 due primarily to higher food costs, overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process, and a higher portion of net income attributable to noncontrolling interests (specifically the operations of our Miramar location). As a percentage of revenue, net income attributable to stockholders for the twenty-six weeks ended March 30, 2024 is 2.20%, as compared to 2.94% for the twenty-six weeks ended April 1, 2023.

Menu Price Increases and Trends

During the twenty-six weeks ended March 30, 2024, we did not increase our menu prices. During the twenty-six weeks ended April 1, 2023 we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 19, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the first quarter of our fiscal year 2022.

COVID-19 has and may continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption resulted from events and factors that were impossible for us to predict and are beyond our control. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

The Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of March 30, 2024, we had cash and cash equivalents of approximately $22,002,000, a decrease of $3,530,000 from our cash balance of $25,532,000 as of September 30, 2023. The decrease in cash as of March 30, 2024 was primarily due to (i) the payment of $3.92 million for insurance for the period from December 30, 2023 to December 30, 2024 and (ii) to the completion of the construction of our Company-owned restaurant in Hollywood, Florida (Store #19) which opened for business during the end of the second quarter of our fiscal year 2024.

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

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended March 30, 2024 and April 1, 2023.

	---------Twenty-Six Weeks Ended--------
	March 30, 2024	April 1, 2023
	(in thousands)

Net cash provided by operating activities	$2,133	$4,194
Net cash used in investing activities	(3,161)	(5,273)
Net cash used in financing activities	(2,502)	(3,295)

Net Decrease in Cash and Cash Equivalents	(3,530)	(4,374)

Cash and Cash Equivalents, Beginning	25,532	42,138

Cash and Cash Equivalents, Ending	$22,002	$37,764

We did not declare or pay a cash dividend on our capital stock during the twenty-six weeks ended March 30, 2024 or the twenty-six weeks ended April 1, 2023. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended March 30, 2024, we acquired property and equipment and construction in progress of $4,314,000, (of which $206,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $280,000 was property and equipment in accounts payable), including $437,000 for renovations to three (3) Company-owned restaurants. During the twenty-six weeks ended April 1, 2023, we acquired property and equipment and construction in progress of $3,698,000, (of which $114,000 was purchase deposits transferred to property and equipment and $439,000 was purchase deposits transferred to construction in progress), including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $187,000 for renovations to three (3) Company-owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2024 will be approximately $450,000, excluding construction/renovations to Store#19R (our restaurant which was rebuilt due to damages caused by a fire), although capital expenditures for our refurbishing program for fiscal year 2024 may be significantly higher.

Long-Term Debt

As of March 30, 2024, we had long-term debt (including the current portion) of $22,501,000, as compared to $23,128,000 as of September 30, 2023.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have had a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended March 30, 2024 our ratio was calculated to be 1.57 to 1.00. As of March 30, 2024 we are in compliance with all of our loan covenant ratios and as a result, our classification of debt is appropriate.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store#19), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened for business on March 26, 2024. The contract totaled $2,515,000 and through the end of the second quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,445,000 to $3,960,000, of which $3,596,000 has been paid through March 30, 2024, and none has been paid subsequent to the end of the second quarter of our fiscal year 2024.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended March 30, 2024, and our fiscal year ended September 30, 2023.

Item	March 30, 2024	September 30, 2023
	(in Thousands)

Current Assets	$34,128	$35,294
Current Liabilities	21,914	22,371
Working Capital	$12,214	$12,923

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

Critical Accounting Policies

During the twenty-six weeks ended March 30, 2024, we have not made any change to our critical accounting policies. See Item 7, page 40 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2023 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 30, 2024 held no equity securities.

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

At March 30, 2024, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently a party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement. As of March 30, 2024 the fair value of the swap agreement is reflected on the condensed consolidated balance sheet in other assets and accumulated other comprehensive income.

During our fiscal year 2023, we invested the aggregate sum of $900,000 in 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.87%. During the twenty-six weeks ended March 30 2024, the aggregate balance of our 90 day certificates of deposit from 2023 were either redeemed or rolled over into new 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 5.27%. Otherwise, at March 30, 2024, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of March 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the remediation of our material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were effective as of March 30, 2024.

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

As a result of this finding, during the second quarter of our fiscal year 2023, we began the process of addressing these material weaknesses by bolstering our internal controls over the review of certain financial transactions and their impact on our interim and annual financial statements, as well as our review of the debt covenant calculations as follows.

For review of certain transactions and their impact on our interim and annual financial statements, the Company has changed the internal control around the preparation and review of our financial statements. This new process begins with the preparation of the Financial Reporting Workbook. Once the initial review has been completed by the Financial Reporting Manager, the word document, along with the financial reporting workbook and underlying schedules are provided to the Controller and CFO for their review on the accuracy and completeness of all documents. The Financial Reporting Division will then hold a meeting with the CFO and Controller to review their comments, adjustments, and questions after their initial review has been completed. After the meeting is held, any additional journal entries or adjustments to wording that are required are made on a version of the word document that is set to track changes. This allows for the CFO and Controller to clearly identify where changes were made in the document to ensure that their initial findings are being incorporated as expected.

Debt covenant calculations are prepared by the Financial Reporting Manager and reviewed by the CFO prior to sending to the bank for review and approval. For fiscal year end only, an email approval is issued and sent back to the CFO.

These additional controls have been evaluated by management and determined to be operating effectively. As a result of our findings, we have concluded that our previously listed material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

Outside the changes listed above, which were in place since the second quarter of 2023, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 8 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended March 30, 2024 and April 1, 2023, we did not purchase any shares of our common stock. As of March 30, 2024, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN’S ENTERPRISES, INC.

Date: May 14, 2024	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)