Form 10-Q
period 2024-06-29
FLANIGANS ENTERPRISES INC
filed 2024-08-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

On August 12, 2024, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
REVENUES:
Restaurant food sales	$30,471	$28,126	$86,182	$80,006
Restaurant bar sales	7,577	7,687	22,780	21,956
Package store sales	10,292	8,791	31,034	26,853
Franchise related revenues	428	466	1,291	1,409
Rental income	278	252	844	683
Other operating income	56	50	180	129
	49,102	45,372	142,311	131,036
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	13,104	11,735	37,145	33,751
Package goods	7,703	6,498	23,075	19,694
Payroll and related costs	15,301	14,598	44,658	42,408
Operating expenses	6,268	6,008	18,565	17,452
Occupancy costs	2,024	1,914	6,118	5,640
Selling, general and administrative expenses	1,288	991	3,867	2,887
Depreciation and amortization	1,127	928	3,119	2,596
	46,815	42,672	136,547	124,428
Income from Operations	2,287	2,700	5,764	6,608
OTHER INCOME (EXPENSE):
Interest expense	(251)	(264)	(768)	(801)
Interest and other income	46	26	131	60
Gain on sale of property and equipment	2	—	2	—
	(203)	(238)	(635)	(741)

Income before provision for income taxes	2,084	2,462	5,129	5,867

Provision for income taxes	(282)	(51)	(209)	(404)

Net Income	1,802	2,411	4,920	5,463

Less: Net Income attributable to noncontrolling interests	(681)	(806)	(1,748)	(1,337)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$1,121	$1,605	$3,172	$4,126

Net Income Per Common Share:
Basic and Diluted	$0.60	$0.86	$1.71	$2.22

Weighted Average Shares and Equivalent Shares Outstanding

Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net Income:	$1,802	$2,411	$4,920	$5,463
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	31	—	(184)	—
Total Comprehensive Income	$1,833	$2,411	$4,736	$5,463

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

ASSETS	June 29, 2024	September 30, 2023

Current Assets:

Cash and cash equivalents	$22,123	$25,532
Prepaid income taxes	150	219
Other receivables	961	834
Inventories	7,523	7,198
Prepaid expenses	2,545	1,511

Total current assets	33,302	35,294

Property and equipment, net	82,179	74,724
Construction in progress	—	5,416
	82,179	80,140

Right-of-use assets, operating leases	25,260	26,987

Investment in limited partnerships	279	252

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	35	887
Leasehold interests, net	75	63
Other	691	878

Total other assets	2,069	3,096

Total assets	$143,089	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 29, 2024	September 30, 2023

Current Liabilities:

Accounts payable and accrued expenses	$7,462	$9,271
Accrued compensation	2,522	1,808
Due to franchisees	4,438	4,977
Current portion of long-term debt	1,376	1,295
Operating lease liabilities, current	2,478	2,385
Deferred revenue	2,988	2,635
Total current liabilities	21,264	22,371

Long-Term Debt, Net of Current Portion	20,845	21,833

Operating lease liabilities, non-current	24,218	25,850
Deferred tax liabilities	738	801

Total liabilities	67,065	70,855

Commitments and contingencies
Stockholders' equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	60,490	58,247
Accumulated other comprehensive income	211	395
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	61,284	59,225
Noncontrolling interests	14,740	15,689
Total stockholders' equity	76,024	74,914

Total liabilities and stockholders' equity	$143,089	$145,769

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 29, 2024 AND JULY 1, 2023

(in thousands, except share amounts)

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	594
Other comprehensive loss	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)

Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

Net income	—	—	—	—	1,942	—	—	582	2,524
Other comprehensive income	—	—	—	123	—	—	—	—	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(867)	(867)

Balance, March 30, 2024	4,197,642	$420	$6,240	$180	$60,298	2,338,995	$(6,077)	$14,899	$75,960

Net income	—	—	—	—	1,121	—	—	681	1,802
Other comprehensive income	—	—	—	31	—	—	—	—	31
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(840)	(840)
Dividends paid	—	—	—	—	(929)	—	—	—	(929)

Balance, June 29, 2024	4,197,642	$420	$6,240	$211	$60,490	2,338,995	$(6,077)	$14,740	$76,024

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	—	624	—	—	250	874
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(829)	(829)
Balance, December 31, 2022	4,197,642	$420	$6,240	$—	$55,710	2,338,995	$(6,077)	$17,092	$73,385

Net income	—	—	—	—	1,897	—	—	281	2,178
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(789)	(789)
Balance, April 1, 2023	4,197,642	$420	$6,240	$—	$57,607	2,338,995	$(6,077)	$16,584	$74,774

Net income	—	—	—	—	1,605	—	—	806	$2,411
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(791)	$(791)
Dividends paid	—	—	—	—	(838)	—	—	—	$(838)
Balance, July 1, 2023	4,197,642	$420	$6,240	$—	$58,374	2,338,995	$(6,077)	$16,599	$75,556

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 29, 2024 AND JULY 1, 2023

(in thousands)

	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net income	$4,920	$5,463
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,119	2,596
Amortization of leasehold interests	19	17
Amortization of operating lease right-of-use assets	1,910	1,902
Gain on sale of property and equipment	(2)	—
Loss on abandonment of property and equipment	57	31
Amortization of deferred loan costs	27	28
Income from equity method investment	(43)	(9)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(127)	(198)
Prepaid income taxes	69	(26)
Inventories	(325)	(655)
Prepaid expenses	(1,034)	(579)
Other assets	(60)	(22)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,403)	538
Operating lease liabilities	(1,722)	(1,726)
Due to franchisees	(539)	(226)
Deferred revenue	353	66
Net cash and cash equivalents provided by operating activities	5,219	7,200

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,410)	(12,541)
Purchase of construction in progress	(1,594)	(2,811)
Deposits on property and equipment	(118)	(1,711)
Purchase of leaseholds	(31)	—
Proceeds from sale of property and equipment	69	38
Distributions from unconsolidated limited partnership	16	27
Net cash and cash equivalents used in investing activities	(4,068)	(16,998)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 29, 2024 AND JULY 1, 2023

(in thousands)

(Continued)

	June 29, 2024	July 1, 2023
Cash Flows from Financing Activities:
Payments on long-term debt	(934)	(1,987)
Dividends paid	(929)	(838)
Distributions to limited partnerships’ noncontrolling interests	(2,697)	(2,409)
Net cash and cash equivalents used in financing activities	(4,560)	(5,234)
Net Decrease in Cash and Cash Equivalents	(3,409)	(15,032)
Cash and Cash Equivalents - Beginning of Period	25,532	42,138
Cash and Cash Equivalents - End of Period	$22,123	$27,106
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$768	$801
Income taxes	$141	$431
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Decrease in fair value of interest rate swap	$247	$—
Purchase deposits capitalized to property and equipment	$255	$2,298
Purchase deposits transferred to construction in progress	$715	$502
Construction in progress transferred to property and equipment	$7,676	$7,110
Property and equipment and construction in progress in accounts payable and accrued expenses	$308	$538
Remeasurement of right-of-use operating lease	$183	$—

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 29, 2024 AND JULY 1, 2023

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen and thirty-nine weeks ended June 29, 2024 and July 1, 2023 is unaudited. Financial information as of September 30, 2023 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

Certain amounts in the prior year condensed consolidated financial statements and related disclosures for interim reporting have been reclassified herein to conform to the presentation of the thirteen and thirty-nine weeks ended June 29, 2024 condensed consolidated financial statements and related disclosures for interim reporting, which did not have a material impact on our net income or total assets.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of June 29, 2024 and July 1, 2023, no stock options or other potentially dilutive securities were outstanding and, accordingly, there is no difference in basic and diluted per share amounts.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. We adopted this ASU in the third quarter of our fiscal year 2024 and this ASU affected the expense presentation of our Unaudited Condensed Consolidated Statements of Income and our Business Segments footnote. For further information regarding the Company’s Business Segments, please refer to our Unaudited Condensed Consolidated Statements of Income and Business Segments footnote.

Recently Issued

The FASB issued guidance, ASU 2022-06 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London interbank offered rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates were published until June 30, 2023. All principal and interest of the Term Loan was paid during the first quarter of our fiscal year 2023, so the discontinuance of LIBOR rates did not impact us.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU will be effective for the Company in our fiscal year 2026, with the guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our tax disclosures.

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

(6) DEBT:

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with an unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended June 29, 2024 our ratio was calculated to be 1.52 to 1.00. As of June 29, 2024 we are in compliance with all of our loan covenant ratios and as a result, our classification of debt is appropriate.

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

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store #19R), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened March 26, 2024. The contract totaled $2,515,000 and through the end of the third quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,507,000 to $4,022,000, of which $3,596,000 has been paid through June 29, 2024 and $308,000 has been paid subsequent to the end of the third quarter of our fiscal year 2024.

ERP Contract

In the third quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. The fee for the five year agreement will be paid to the unrelated third party vendor over a period of five years, with a deferral of any payments for the first six months of the agreement. We do not expect the implementation of NetSuite to be complete and functional until the second quarter of our fiscal year 2025.

In the third quarter of our fiscal year 2024, we also entered into an agreement with an unrelated third party implementation partner for the implementation of NetSuite. The fee for its implementation services will be approximately $237,000, payable as hourly services are performed and billed.

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

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended June 29, 2024	Ended July 1, 2023
Operating Lease Expense, which is included in occupancy costs	$950	$955

Variable Lease Expense, which is included in occupancy costs	$235	$263

	(in thousands)
	39 Weeks	39 Weeks
	Ended June 29, 2024	Ended July 1, 2023
Operating Lease Expense, which is included in occupancy costs	$2,898	$2,868

Variable Lease Expense, which is included in occupancy costs	$715	$807

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	June 29, 2024	September 30, 2023

Assets
Operating lease assets	$25,260	$26,987

Liabilities
Operating lease current liabilities	$2,478	$2,385
Operating lease non-current liabilities	$24,218	$25,850

Weighted Average Remaining Lease Term:
Operating Leases	10.18 Years	9.86 Years

Weighted Average Discount:
Operating leases	4.82%	4.75%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2024 (13 weeks remaining)	$904
2025	3,598
2026	3,432
2027	3,335
2028	3,346
Thereafter	22,406

Total lease payments (undiscounted cash flows)	37,021
Less imputed interest	(10,325)
Total operating lease liabilities	$26,696

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

(9) CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic, (“COVID-19”) adversely affected our restaurant operations and financial results. The Department of Health and Human Services (HHS) permitted the federal Public Health Emergency for COVID-19 (PHE) declared by the Secretary of the Department of Health and Human Services (Secretary) under Section 319 of the Public Health Service (PHS) Act to expire at the end of the day on May 11, 2023.

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. The key areas of focus by CODM for allocation of resources are Revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories the area of focus is period over period fluxes to determine the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the thirteen weeks and thirty-nine weeks ended June 29, 2024 and July 1, 2023, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended June 29, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$30,471	$—	$—	$—	$30,471
Intersegment revenues	1,092	—	—	(1,092)	—
Restaurant bar sales	7,577	—	—	—	7,577
Package goods sales	—	10,292	—	—	10,292
TOTAL REVENUE:	39,140	10,292	—	(1,092)	48,340
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,104	7,703	—	—	20,807
Intersegment cost of merchandise sold	1,092	—	—	(1,092)	—
TOTAL COST OF MERCHANDISE SOLD:	14,196	7,703	—	(1,092)	20,807
GROSS PROFIT:	24,944	2,589	—	—	27,533

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	428	—	428
Intersegment franchise-related revenues	—	—	1,390	(1,390)	—
Rental income	—	—	278	—	278
Intersegment rental income	—	—	214	(214)	—
Intersegment partnership income	—	—	357	(357)	—
Other operating income	40	—	16	—	56
TOTAL ADDITIONAL REVENUES:	40	—	2,683	(1,961)	762

ADDITIONAL EXPENSES:
Payroll and related costs	12,658	816	1,827	—	15,301
Intersegment payroll costs	—	(6)	—	6	—
Operating expenses	5,202	699	367	—	6,268
Intersegment operating expenses	613	—	716	(1,329)	—
Occupancy costs	1,623	248	153	—	2,024
Intersegment occupancy costs	166	47	—	(213)	—
Selling, general and administrative expenses	259	42	987	—	1,288
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	864	123	140	—	1,127

TOTAL ADDITIONAL EXPENSES:	21,385	1,969	4,262	(1,608)	26,008

Income from Operations	3,599	620	(1,579)	(353)	2,287

OTHER INCOME (EXPENSE):
Interest expense	—	—	(251)	—	(251)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	23	19	—	46
Intersegment interest and other income	—	5	2	(7)	—
Gain on sale of property and equipment	—	—	2	—	2
	4	28	(230)	(5)	(203)

Income (loss) before provision for income taxes:	3,603	648	(1,809)	(358)	2,084

Provision for income taxes	—	—	(282)	—	(282)

Net Income	3,603	648	(2,091)	(358)	1,802

Less: Net Income attributable to noncontrolling interests	(681)	—	—	—	(681)

Net Income Attributable to Flanigan's Enterprises, Inc.	$2,922	$648	$(2,091)	$(358)	$1,121

Thirteen Weeks Ended July 1, 2023

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$28,126	$—	$—	$—	$28,126
Intersegment revenues	1,092	—	—	(1,092)	—
Restaurant bar sales	7,687	—	—	—	7,687
Package goods sales	—	8,791	—	—	8,791
TOTAL REVENUE:	36,905	8,791	—	(1,092)	44,604
COST OF MERCHANDISE SOLD:	11,735	6,498	—	—	18,233
Intersegment cost of merchandise sold	1,092	—	—	(1,092)	—
TOTAL COST OF MERCHANDISE SOLD:	12,827	6,498	—	(1,092)	18,233
GROSS PROFIT:	24,078	2,293	—	—	26,371

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	466	—	466
Intersegment franchise-related revenues	—	—	1,694	(1,694)	—
Rental income	—	—	252	—	252
Intersegment rental income	—	—	206	(206)	—
Intersegment partnership income	—	—	446	(446)	—
Other operating income	45	—	5	—	50
TOTAL ADDITIONAL REVENUES:	45	—	3,069	(2,346)	768

ADDITIONAL EXPENSES:
Payroll and related costs	12,007	692	1,899	—	14,598
Intersegment payroll costs	—	(6)	—	6	—
Operating expenses	4,989	649	370	—	6,008
Intersegment operating expenses	619	—	1,015	(1,634)	—
Occupancy costs	1,579	207	128	—	1,914
Intersegment occupancy costs	165	41	—	(206)	—
Selling, general and administrative expenses	282	42	667	—	991
Intersegment selling, general and administrative expenses	—	—	71	(71)	—
Depreciation and amortization	684	129	115	—	928

TOTAL ADDITIONAL EXPENSES:	20,325	1,754	4,265	(1,905)	24,439

Income from Operations	3,798	539	(1,196)	(441)	2,700

OTHER INCOME (EXPENSE):
Interest expense	—	—	(264)	—	(264)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	1	16	9	—	26
Intersegment interest and other income	—	5	2	(7)	—
	1	21	(255)	(5)	(238)

Income (loss) before provision for income taxes:	3,799	560	(1,451)	(446)	2,462

Provision for income taxes	—	—	(51)	—	(51)

Net Income	3,799	560	(1,502)	(446)	2,411

Less: Net Income attributable to noncontrolling interests	(806)	—	—	—	(806)

Net Income Attributable to Flanigan's Enterprises, Inc.	$2,993	$560	$(1,502)	$(446)	$1,605

Thirty-Nine Weeks Ended June 29, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$86,182	$—	$—	$—	$86,182
Intersegment revenues	3,115	—	—	(3,115)	—
Restaurant bar sales	22,780	—	—	—	22,780
Package goods sales	—	31,034	—	—	31,034
TOTAL REVENUE:	112,077	31,034	—	(3,115)	139,996
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	37,145	23,075	—	—	60,220
Intersegment cost of merchandise sold	3,115	—	—	(3,115)	—
TOTAL COST OF MERCHANDISE SOLD:	40,260	23,075	—	(3,115)	60,220
GROSS PROFIT:	71,817	7,959	—	—	79,776

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,291	—	1,291
Intersegment franchise-related revenues	—	—	4,484	(4,484)	—
Rental income	—	—	844	—	844
Intersegment rental income	—	—	635	(635)	—
Intersegment partnership income	—	—	986	(986)	—
Other operating income	127	—	53	—	180
TOTAL ADDITIONAL REVENUES:	127	—	8,293	(6,105)	2,315

ADDITIONAL EXPENSES:
Payroll and related costs	36,777	2,394	5,487	—	44,658
Intersegment payroll costs	—	(18)	—	18	—
Operating expenses	15,328	2,051	1,186	—	18,565
Intersegment operating expenses	1,845	—	2,457	(4,302)	—
Occupancy costs	4,942	745	431	—	6,118
Intersegment occupancy costs	498	137	—	(635)	—
Selling, general and administrative expenses	828	132	2,907	—	3,867
Intersegment selling, general and administrative expenses	—	—	215	(215)	—
Depreciation and amortization	2,338	375	406	—	3,119

TOTAL ADDITIONAL EXPENSES:	62,556	5,816	13,089	(5,134)	76,327

Income from Operations	9,388	2,143	(4,796)	(971)	5,764

OTHER INCOME (EXPENSE):
Interest expense	—	—	(768)	—	(768)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	17	60	54	—	131
Intersegment interest and other income	—	15	6	(21)	—
Gain on sale of property and equipment	—	—	2	—	2
	17	75	(712)	(15)	(635)

Income (loss) before provision for income taxes:	9,405	2,218	(5,508)	(986)	5,129

Provision for income taxes	—	—	(209)	—	(209)

Net Income	9,405	2,218	(5,717)	(986)	4,920

Less: Net Income attributable to noncontrolling interests	(1,748)	—	—	—	(1,748)

Net Income Attributable to Flanigan's Enterprises, Inc.	$7,657	$2,218	$(5,717)	$(986)	$3,172

Thirty-Nine Weeks Ended July 1, 2023

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$80,006	$—	$—	$—	$80,006
Intersegment revenues	3,216	—	—	(3,216)	—
Restaurant bar sales	21,956	—	—	—	21,956
Package goods sales	—	26,853	—	—	26,853
TOTAL REVENUE:	105,178	26,853	—	(3,216)	128,815
COST OF MERCHANDISE SOLD:	33,751	19,694	—	—	53,445
Intersegment cost of merchandise sold	3,216	—	—	(3,216)	—
TOTAL COST OF MERCHANDISE SOLD:	36,967	19,694	—	(3,216)	53,445
GROSS PROFIT:	68,211	7,159	—	—	75,370

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,409	—	1,409
Intersegment franchise-related revenues	—	—	4,932	(4,932)	—
Rental income	—	—	683	—	683
Intersegment rental income	—	—	619	(619)	—
Intersegment partnership income	—	—	1,163	(1,163)	—
Other operating income	113	—	16	—	129
TOTAL ADDITIONAL REVENUES:	113	—	8,822	(6,714)	2,221

ADDITIONAL EXPENSES:
Payroll and related costs	34,602	2,236	5,570	—	42,408
Intersegment payroll costs	—	(18)	—	18	—
Operating expenses	14,375	2,021	1,056	—	17,452
Intersegment operating expenses	1,718	—	3,045	(4,763)	—
Occupancy costs	4,661	628	351	—	5,640
Intersegment occupancy costs	496	123	—	(619)	—
Selling, general and administrative expenses	777	131	1,979	—	2,887
Intersegment selling, general and administrative expenses	—	—	201	(201)	—
Depreciation and amortization	1,930	338	328	—	2,596

TOTAL ADDITIONAL EXPENSES:	58,559	5,459	12,530	(5,565)	70,983

Income from Operations	9,765	1,700	(3,708)	(1,149)	6,608

OTHER INCOME (EXPENSE):
Interest expense	—	—	(801)	—	(801)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	6	42	12	—	60
Intersegment interest and other income	—	14	6	(20)	—
	6	56	(789)	(14)	(741)

Income (loss) before provision for income taxes:	9,771	1,756	(4,497)	(1,163)	5,867

Provision for income taxes	—	—	(404)	—	(404)

Net Income	9,771	1,756	(4,901)	(1,163)	5,463

Less: Net Income attributable to noncontrolling interests	(1,337)	—	—	—	(1,337)

Net Income Attributable to Flanigan's Enterprises, Inc.	$8,434	$1,756	$(4,901)	$(1,163)	$4,126

	(in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Capital Expenditures:
Restaurants	$848	$2,511	$4,486	$5,757
Package stores	48	3,299	114	3,761
Corporate	72	8,638	682	9,172
Consolidated Totals	$968	$14,448	$5,282	$18,690

	(in thousands)
	June 29,	September 30,
	2024	2023
Identifiable Assets:
Restaurants	$77,183	$76,575
Package stores	23,636	23,714
Corporate	42,270	45,480
Consolidated Totals	$143,089	$145,769

(11) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date the unaudited condensed financial statements were issued and no events required adjustments or disclosure.

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

OVERVIEW

As of June 29, 2024, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 29, 2024 and as compared to September 30, 2023. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	June 29, 2024	September 30, 2023
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	3	(1)
Restaurant only, including sports bar	9	8	(1)
Package liquor store only	9	8	(1)

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	31
Franchised Units	5	5	(2)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of June 29, 2024, all limited partnerships, with the exception of the 2022 Sunrise restaurant (Store #85), which opened for business in March 2022 and the 2023 Miramar restaurant (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 29, 2024		July 1, 2023
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$30,471	63.04	$28,126	63.06
Restaurant bar sales	7,577	15.67	7,687	17.23
Package store sales	10,292	21.29	8,791	19.71

Total Sales	$48,340	100.00	$44,604	100.00

Franchise related revenues	428		466
Rental income	278		252
Other operating income	56		50

Total Revenue	$49,102		$45,372

	-----------------------Thirty-Nine Weeks Ended-----------------------
	June 29, 2024		July 1, 2023
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$86,182	61.56	$80,006	62.11
Restaurant bar sales	22,780	16.27	21,956	17.04
Package store sales	31,034	22.17	26,853	20.85

Total Sales	$139,996	100.00	$128,815	100.00

Franchise related revenues	1,291		1,409
Rental income	844		683
Other operating income	180		129

Total Revenue	$142,311		$131,036

Comparison of Thirteen Weeks Ended June 29, 2024 and July 1, 2023.

Revenues. Total revenue for the thirteen weeks ended June 29, 2024 increased $3,730,000 or 8.22% to $49,102,000 from $45,372,000 for the thirteen weeks ended July 1, 2023 due primarily to increased package liquor store and restaurant sales, revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024 and the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $30,471,000 for the thirteen weeks ended June 29, 2024 as compared to $28,126,000 for the thirteen weeks ended July 1, 2023. The increase in restaurant food sales during the thirteen weeks ended June 29, 2024 as compared to restaurant food sales during the thirteen weeks ended July 1, 2023 is attributable to restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) during the third quarter of our fiscal year 2023. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended June 29, 2024 and July 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $2,053,000 and $2,016,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 1.84%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $977,000 and $951,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 2.73%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023), was $1,076,000 and $1,065,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 1.03%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2024 will increase due to the operation of our re-opened Store #19R.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,577,000 for the thirteen weeks ended June 29, 2024 as compared to $7,687,000 for the thirteen weeks ended July 1, 2023. The decrease in restaurant bar sales during the thirteen weeks ended June 29, 2024 is primarily due to increased competition and notwithstanding the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R). Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended June 29, 2024 and July 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25, which opened for business during the third quarter of our fiscal year 2023) was $517,000 and $552,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, a decrease of 6.34%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $229,000 and $234,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, a decrease of 2.14%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding Store #25 which opened for business during the third quarter of our fiscal year 2023), was $288,000 and $318,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, a decrease of 9.43%. We expect that restaurant bar sales for the balance of our fiscal year 2024 will increase due to the operation of our re-opened Store #19R.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $10,292,000 for the thirteen weeks ended June 29, 2024 as compared to $8,791,000 for the thirteen weeks ended July 1, 2023, an increase of $1,501,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $792,000 and $676,000 for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 17.16%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended June 29, 2024 increased $4,143,000 or 9.71% to $46,815,000 from $42,672,000 for the thirteen weeks ended July 1, 2023. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process, an expected general increase in food costs, costs and expenses incurred from our company owned restaurant in Hollywood Florida (Store #19R), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through our fiscal year 2024. Costs and expenses increased as a percentage of total revenue to approximately 95.34% for the thirteen weeks ended June 29, 2024 from 94.05% for the thirteen weeks ended July 1, 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 29, 2024 increased to $24,944,000 from $24,078,000 due to higher sales volume for the thirteen weeks ended June 29, 2024. Gross profit margin for the restaurant food and bar sales decreased during the thirteen weeks ended June 29, 2024 when compared to the thirteen weeks ended July 1, 2023 due to higher food costs. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.56% for the thirteen weeks ended June 29, 2024 and 67.23% for the thirteen weeks ended July 1, 2023.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 29, 2024 increased to $2,589,000 from $2,293,000 for the thirteen weeks ended July 1, 2023. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.16% for the thirteen weeks ended June 29, 2024 and 26.08% for the thirteen weeks ended July 1, 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of fiscal year 2024 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 29, 2024 increased $703,000 or 4.82% to $15,301,000 from $14,598,000 for the thirteen weeks ended July 1, 2023. Payroll and related costs for the thirteen weeks ended June 29, 2024 were higher due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024, the increase to the Florida minimum wage and higher salaries to employees to remain competitive with other potential employers in a tight labor market. Payroll and related costs as a percentage of total revenue was 31.16% in the thirteen weeks ended June 29, 2024 and 32.17% of total revenue in the thirteen weeks ended July 1, 2023.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended June 29, 2024 increased $260,000 or 4.33% to $6,268,000 from $6,008,000 for the thirteen weeks ended July 1, 2023 due primarily to our company owned restaurant in Hollywood, Florida (Store #19R) being open for the thirteen weeks ended June 29, 2024, inflation and otherwise to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended June 29, 2024 increased $110,000 or 5.75% to $2,024,000 from $1,914,000 for the thirteen weeks ended July 1, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 29, 2024 increased $297,000 or 29.97% to $1,288,000 from $991,000 for the thirteen weeks ended July 1, 2023 due primarily to increased consultant fees to improve our accounting process. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended June 29, 2024 to 2.62% as compared to 2.18% for the thirteen weeks ended July 1, 2023.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 29, 2024 increased $199,000 or 21.44% to $1,127,000 from $928,000 from the thirteen weeks ended July 1, 2023. This increase is driven by the opening of Store #19R. As a percentage of total revenue, depreciation and amortization expense was 2.30% of revenue in the thirteen weeks ended June 29, 2024 and 2.05% of revenue in the thirteen weeks ended July 1, 2023.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 29, 2024 decreased $13,000 to $251,000 from $264,000 for the thirteen weeks ended July 1, 2023.

Income Taxes. Income tax for the thirteen weeks ended June 29, 2024 was an expense of $282,000, as compared to an expense of $51,000 for the thirteen weeks ended July 1, 2023. This is primarily due the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended June 29, 2024 decreased $609,000 or 25.26% to $1,802,000 from $2,411,000 for the thirteen weeks ended July 1, 2023 due primarily to higher food costs and overall increased expenses, partially offset by increased revenue at our retail package liquor stores and restaurants. As a percentage of revenue, net income for the thirteen weeks ended June 29, 2024 is 3.67%, as compared to 5.31% for the thirteen weeks ended July 1, 2023.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended June 29, 2024 decreased $484,000 or 30.16% to $1,121,000 from $1,605,000 for the thirteen weeks ended July 1, 2023 due primarily to higher food costs and overall increased expenses, partially offset by increased revenue at our retail package liquor stores and restaurants. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended June 29, 2024 is 2.28%, as compared to 3.54% for the thirteen weeks ended July 1, 2023.

Comparison of Thirty-Nine Weeks Ended June 29, 2024 and July 1, 2023.

Revenues. Total revenue for the thirty-nine weeks ended June 29, 2024 increased $11,275,000 or 8.60% to $142,311,000 from $131,036,000 for the thirty-nine weeks ended July 1, 2023 due primarily to increased package liquor store and restaurant sales, the increased menu prices, revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024, the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the opening of the package liquor store in Miramar, Florida (Store #24) in March 2023 and the opening of the package liquor store in Hollywood, Florida (Store #19P) in December 2022. Effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 19, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $86,182,000 for the thirty-nine weeks ended June 29, 2024 as compared to $80,006,000 for the thirty-nine weeks ended July 1, 2023. The increase in restaurant food sales is attributable to the Recent Price Increases and restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) during the third quarter of our fiscal year 2023. Comparable weekly restaurant food sales for restaurants open for all of the thirty-nine weeks ended June 29, 2024 and July 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location Store #25 which opened for business during the third quarter of our fiscal year 2023) was $2,005,000 and $1,986,000 for the thirty-nine weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 0.96%. Comparable weekly restaurant food sales for Company-owned restaurants only (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) was $948,000 and $933,000 for the thirty-nine weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 1.61%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023), was $1,057,000 and $1,053,000 for thirty-nine weeks ended June 29, 2024 and July 1, 2023, respectively, an increase of 0.38%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance our fiscal year 2024 will increase due to the operation of our re-opened Store #19R.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $22,780,000 for the thirty-nine weeks ended June 29, 2024 as compared to $21,956,000 for the thirty-nine weeks ended July 1, 2023. The increase in restaurant bar sales for the thirty-nine weeks ended June 29, 2024 is primarily due to Recent Price Increases and restaurant bar sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the opening of our limited partnership owned restaurant in Miramar, Florida (Store #25) during the third quarter of our fiscal year 2023. Comparable weekly restaurant bar sales for restaurants open for all of the thirty-nine weeks ended June 29, 2024 and July 1, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25), which opened for business during the third quarter of our fiscal year 2023) was $537,000 for the thirty-nine weeks ended June 29, 2024 and $550,000 for the thirty-nine weeks ended July 1, 2023, a decrease of 2.36%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) was $239,000 and $236,000 for the thirty-nine weeks ended June 29, 2024 and July 1, 2023 respectively, an increase of 1.27%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $298,000 and $314,000 for the thirty-nine weeks ended June 29, 2024 and July 1, 2023 respectively, a decrease of 5.10%. We expect that restaurant bar sales for our fiscal year 2024 will increase due to our newly re-opened Store #19R.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $31,034,000 for the thirty-nine weeks ended June 29, 2024 as compared to $26,853,000 for the thirty-nine weeks ended July 1, 2023, an increase of $4,181,000. This increase was primarily due to increased package liquor store traffic and the package liquor sales generated from the operation of our package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24). The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19P which reopened during the first quarter of fiscal year 2023, and Store #24 which opened for business during the second quarter of our fiscal year 2023), was $693,000 and $653,000 for the thirty-nine weeks ended June 29, 2024 and July 1, 2023 respectively, an increase of 6.13%. We expect that package liquor store sales for our fiscal year 2024 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirty-nine weeks ended June 29, 2024 increased $12,119,000 or 9.74% to $136,547,000 from $124,428,000 for the thirty-nine weeks ended July 1, 2023. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process, an expected general increase in food costs, costs and expenses incurred from our company owned restaurant in Hollywood Florida (Store #19R), our limited partnership owned restaurant in Miramar, Florida (Store #25), the package liquor store in Miramar, Florida (Store #24) and the package liquor store in Hollywood, Florida (Store #19P), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2024. Operating costs and expenses increased as a percentage of total revenue to approximately 95.95% for the thirty-nine weeks ended June 29, 2024 from 94.96% for the thirty-nine weeks ended July 1, 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended June 29, 2024 increased to $71,817,000 from $68,211,000 due to higher sales volume for the thirty-nine weeks ended June 29, 2024. Gross profit margin for the restaurant food and bar sales decreased during the thirty-nine weeks ended June 29, 2024 when compared to the thirty-nine weeks ended July 1, 2023 due to higher food costs partially offset by, among other things, the Recent Price Increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.91% for the thirty-nine weeks ended June 29, 2024 and 66.90% for the thirty-nine weeks ended July 1, 2023.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended June 29, 2024 increased to $7,959,000 from $7,159,000 for the thirty-nine weeks ended July 1, 2023. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.65% for the thirty-nine weeks ended June 29, 2024 and 26.66% for the thirty-nine weeks ended July 1, 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2024 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 29, 2024 increased $2,250,000 or 5.31% to $44,658,000 from $42,408,000 for the thirty-nine weeks ended July 1, 2023. Payroll and related costs for the thirty-nine weeks ended June 29, 2024 were higher due primarily to the opening of the company owned restaurant in Hollywood, Florida (Store #19R) in March 2024, our limited partnership owned restaurant in Miramar, Florida (Store #25) in April 2023, the retail package liquor store in Miramar, Florida (Store #24) in March 2023, the retail package liquor store in Hollywood, Florida (Store #19P) in December 2022, the increase to the Florida minimum wage and higher salaries to employees to remain competitive with other potential employers in a tight labor market. Payroll and related costs as a percentage of total revenue was 31.38% for the thirty-nine weeks ended June 29, 2024 and 32.36% of total revenue for the thirty-nine weeks ended July 1, 2023.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirty-nine weeks ended June 29, 2024 increased $1,113,000 or 6.38% to $18,565,000 from $17,452,000 for the thirty-nine weeks ended July 1, 2023 due primarily to the opening of Store #19R, Store #25, Store #24 and Store #19P, inflation and otherwise due to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended June 29, 2024 increased $478,000 or 8.48% to $6,118,000 from $5,640,000 for the thirty-nine weeks ended July 1, 2023. The increase in occupancy costs was primarily due to an increase in real property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 29, 2024 increased $980,000 or 33.95% to $3,867,000 from $2,887,000 for the thirty-nine weeks ended July 1, 2023 due primarily to increased consultant fees to improve our accounting process. Selling, general and administrative expenses increased as a percentage of total revenue for the thirty-nine weeks ended June 29, 2024 to 2.72% as compared to 2.20% for the thirty-nine weeks ended July 1, 2023.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended June 29, 2024 increased $523,000 or 20.15% to $3,119,000 from $2,596,000 from the thirty-nine weeks ended July 1, 2023. This increase is driven by the opening of Store #19R, Store #25, Store #24 and Store #19P. As a percentage of total revenue, depreciation and amortization expense was 2.19% of revenue for the thirty-nine weeks ended June 29, 2024 and 1.98% of revenue for the thirty-nine weeks ended July 1, 2023.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 29, 2024 decreased $33,000 to $768,000 from $801,000 for the thirty-nine weeks ended July 1, 2023.

Income Taxes. Income tax for the thirty-nine weeks ended June 29, 2024 was an expense of $209,000 as compared to an expense of $404,000 for the thirty-nine weeks ended July 1, 2023. This is primarily due the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirty-nine weeks ended June 29, 2024 decreased $543,000 or 9.94% to $4,920,000 from $5,463,000 for the thirty-nine weeks ended July 1, 2023 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of revenue, net income for the thirty-nine weeks ended June 29, 2024 is 3.46%, as compared to 4.17% for the thirty-nine weeks ended July 1, 2023.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the thirty-nine weeks ended June 29, 2024 decreased $954,000 or 23.12% to $3,172,000 from $4,126,000 for the thirty-nine weeks ended July 1, 2023 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process and a higher portion of our net income attributable to noncontrolling interests (specifically the operation of our Miramar location). As a percentage of revenue, net income attributable to stockholders for the thirty-nine weeks ended June 29, 2024 is 2.23%, as compared to 3.15% for the thirty-nine weeks ended July 1, 2023.

Menu Price Increases and Trends

During the thirty-nine weeks ended June 29, 2024, we did not increase our menu prices. During the thirty-nine weeks ended July 1, 2023 we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 19, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the first quarter of our fiscal year 2022.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of June 29, 2024, we had cash and cash equivalents of approximately $22,123,000, a decrease of $3,409,000 from our cash balance of $25,532,000 as of September 30, 2023. The decrease in cash as of June 29, 2024 was primarily due to (i) the payment of $3.92 million for insurance for the period from December 30, 2023 to December 30, 2024 and (ii) to the completion of the construction of our Company-owned restaurant in Hollywood, Florida (Store #19) which opened for business during the end of the second quarter of our fiscal year 2024.

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

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 29, 2024 and July 1, 2023.

	---------Thirty-Nine Weeks Ended--------
	June 29, 2024	July 1, 2023
	(in thousands)

Net cash provided by operating activities	$5,219	$7,200
Net cash used in investing activities	(4,068)	(16,998)
Net cash used in financing activities	(4,560)	(5,234)

Net Decrease in Cash and Cash Equivalents	(3,409)	(15,032)

Cash and Cash Equivalents, Beginning	25,532	42,138

Cash and Cash Equivalents, Ending	$22,123	$27,106

During the thirty-nine weeks ended June 29, 2024 our Board of Directors declared a cash dividend of $0.50 per share to shareholders of record on June 14, 2024 and was made payable on June 28, 2024. During the thirty-nine weeks ended July 1, 2023, our Board of Directors declared a cash dividend of $0.45 per share to shareholders of record on June 12, 2023 and was made payable on June 26, 2023. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended June 29, 2024, we acquired property and equipment and construction in progress of $5,282,000, (of which $255,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $308,000 was property and equipment in accounts payable), including $437,000 for renovations to three (3) Company-owned restaurants. During the thirty-nine weeks ended July 1, 2023, we acquired property and equipment and construction in progress of $15,890,000, (of which $2,298,000 was purchase deposits transferred to property and equipment and $502,000 was purchase deposits transferred to construction in progress and $538,000 was construction in progress in accounts payable), including $105,000 for renovations to two (2) existing limited partnership owned restaurants and $294,000 for renovations to three (3) Company-owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2024 will be approximately $450,000, excluding construction/renovations to Store #19R (our restaurant which was rebuilt due to damages caused by a fire), although capital expenditures for our refurbishing program for fiscal year 2024 may be significantly higher.

Long-Term Debt

As of June 29, 2024, we had long-term debt (including the current portion) of $22,221,000, as compared to $23,128,000 as of September 30, 2023.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have had a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended June 29, 2024 our ratio was calculated to be 1.52 to 1.00. As of June 29, 2024 we are in compliance with all of our loan covenant ratios and as a result, our classification of debt is appropriate.

For further information regarding the Company’s long-term debt, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Construction Contract

2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store #19R), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened March 26, 2024. The contract totaled $2,515,000 and through the end of the third quarter of our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,507,000 to $4,022,000, of which $3,596,000 has been paid through June 29, 2024 and $308,000 has been paid subsequent to the end of the third quarter of our fiscal year 2024.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended June 29, 2024, and our fiscal year ended September 30, 2023.

Item	June 29, 2024	September 30, 2023
	(in thousands)

Current Assets	$33,302	$35,294
Current Liabilities	21,264	22,371
Working Capital	$12,038	$12,923

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

Critical Accounting Policies

During the thirty-nine weeks ended June 29, 2024, we have not made any change to our critical accounting policies. See Item 7, page 40 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2023 for a discussion of significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 29, 2024 held no equity securities.

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

At June 29, 2024, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently a party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that the interest rate swap agreement is an effective hedging agreement and that changes in fair value will be adjusted quarterly based on the valuation statement. As of June 29, 2024 the fair value of the swap agreement is reflected on the condensed consolidated balance sheet in other assets and accumulated other comprehensive income.

During our fiscal year 2023, we invested the aggregate sum of $900,000 in 90 day certificates of deposit, fully government guaranteed and at an average fixed annual interest rate of 4.87%. During the thirty-nine weeks ended June 29, 2024, the aggregate balance of our 90 day certificates of deposit from 2023 were either redeemed or rolled over into new 90 day certificates of deposit, fully government guaranteed and at fixed annual interest rates between 4.65% and 5.35%. Otherwise, at June 29, 2024, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of June 29, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as a result of the remediation of our material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were effective as of June 29, 2024.

Remediation of Material Weakness in Internal Control Over Financial Reporting

During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements to be included in our Form 10-Q for the first quarter of our 2023 fiscal year, we became aware of certain errors made by management in recording certain transactions and in performing debt covenant calculations, which constituted material weaknesses in our internal controls. As a result of this finding, during the second quarter of our fiscal year 2023, we began the process of addressing these material weaknesses by bolstering our internal controls over the review of certain financial transactions and their impact on our interim and annual financial statements, as well as our review of the debt covenant calculations. During the second quarter of our fiscal year 2024 the additional controls had been implemented and evaluated by management and determined to be operating effectively and as a result of our findings, as of the end of the second quarter of our fiscal year 2024, we have concluded that our previously listed material weaknesses had been remediated.

Changes in Internal Control Over Financial Reporting

Outside the changes discussed above, which were in place since the second quarter of 2023, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 8 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended June 29, 2024 and July 1, 2023, we did not purchase any shares of our common stock. As of June 29, 2024, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN’S ENTERPRISES, INC.

Date: August 13, 2024	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)