Form 10-K
period 2024-09-28
FLANIGANS ENTERPRISES INC
filed 2024-12-27
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $21,519,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $25.57 per share).

As of December 26, 2024 there were 1,858,647 shares of the registrant's Common Stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” “could”, “may”, “might”, “will” and “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, the general expansion of our business and other statements which are not statements of current or historical facts.

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

PART I

ITEM 1. BUSINESS

General

As of September 28, 2024, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 28, 2024 and as compared to September 30, 2023. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	September 28, 2024	September 30, 2023
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	3	(1)
Restaurant only, including sports bar	9	8	(1)
Package liquor store only	9	8	(1)

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	31
Franchised Units	5	5	(2)

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

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982, we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985, we began franchising package liquor stores and lounges in the South Florida area. (See Note 12 to the consolidated financial statements and the discussion of franchised units on pages 3 and 4).

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 79.28% and bar sales approximately 20.72% of our total restaurant sales.

Our package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. Our restaurants and our sports bar establishment offer alcoholic beverages and food service with abundant portions and reasonable prices, served in a relaxed, friendly and casual atmosphere.

We conduct our operations directly and through a number of limited partnerships and wholly owned subsidiaries, all of which are listed below. Our subsidiaries and the limited partnerships, (except for the limited partnership, where we are not the general partner, which owns and operates our franchised restaurant in Fort Lauderdale, Florida) are reported on a consolidated basis.

Entity	State Of Organization	Percentage Owned

Flanigan’s Management Services, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	45
CIC Investors #25, Limited Partnership	Florida	—
CIC Investors #50, Limited Partnership	Florida	24
CIC Investors #55, Limited Partnership	Florida	49
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #85, Limited Partnership	Florida	7
CIC Investors #90, Limited Partnership	Florida	5
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100
Flanigan’s Fish Company, LLC	Florida	51

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beers and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel. The stores are open for business seven days a week from 9:00-10:00 a.m. to 10:00-11:00 p.m., depending upon demand and local law. Most of our units have "night windows" with extended evening hours.

Company-Owned Package Liquor Stores. As of our fiscal year ended September 28, 2024, we own and operate eleven package liquor stores in the South Florida area under the name “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, two of which are jointly operated with restaurants we own.

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

Generally, a franchise agreement with our franchisees for the operation of a package liquor store runs for the balance of the term of the franchisee’s lease for the business premises, extended by the franchisee’s continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, “Big Daddy’s Liquors”, franchisees of package liquor stores pay us weekly in arrears, (i) a royalty equal to approximately 1% of gross sales; plus (ii) an amount for advertising equal to between 1.5% to 3% of gross sales generated at the stores depending upon our actual advertising costs.

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

Company-Owned Restaurants. As of our fiscal year ended September 28, 2024, we own and operate eleven restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” two of which are jointly operated with package liquor stores we own.

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

Generally, a franchise agreement with our franchisees for the operation of a restaurant runs for the balance of the term of the franchisee’s lease for the business premises, extended by the franchisee’s continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, “Flanigan’s Seafood Bar and Grill”, our franchisees pay us weekly in arrears, (i) a royalty equal to approximately 3% of gross sales; plus (ii) an amount for advertising equal to between 1.5% to 3% of gross sales from the restaurants depending upon our actual advertising costs.

For accounting purposes, we do not consolidate the revenue and expenses of our franchisees’ operations with our revenue and expenses. Franchise royalties we receive are recognized as revenue when sales are made by franchisees.

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with others, (some of whom are or are affiliated with our officers and directors), in eleven limited partnerships which currently own and operate eleven South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of ten of these limited partnerships and manage and control the operations of these restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 28, 2024, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.

In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the eleven limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000. 28.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 21.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 19.4% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Pembroke Pines, Florida

We are the sole general partner and a 24% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 22, 2022. 32.1% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2024, this limited partnership has returned to its investors approximately 19.0% of their initial cash invested.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 25.5% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2024, this limited partnership has returned to its investors approximately 25.0% of their initial cash invested.

Fort Lauderdale, Florida

A corporation owned by one of our board members acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 56.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 28, 2024 and September 30, 2023, we generated $200,000 and $400,000 respectively of revenue each fiscal year from providing these management services.

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

Negotiations with food suppliers are conducted by our purchasing department at our corporate headquarters. We believe this ensures that the best quality and prices will be available to each restaurant. Orders for food products are regularly prepared by each restaurant's kitchen manager and reviewed by the restaurant's general manager before orders are placed. Food is delivered by the supplier directly to each restaurant. Orders are placed several times a week to ensure product freshness. Food inventory is primarily paid for monthly. We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the food products purchased by us can be subject to price volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our food products.

We negotiate short-term and long-term agreements for certain of our principal food product requirements, depending on market conditions and expected demand. We evaluate the possibility of entering into arrangements to assist us in managing risk and variability associated with the supply and demand of food products.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2025, at a prescribed cost, which we believe is competitive. For calendar year 2024, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” during calendar year 2024, at a prescribed cost, which we also believe is competitive. The increase in our cost of baby back ribs for calendar year 2025 compared to calendar year 2024 is due to our purchase of larger sized baby back ribs and the purchase of baby back ribs for Store #19R, Hollywood, Florida for the entire calendar year, offset by a decrease in market price.

While we anticipate purchasing all of our rib supply from this new vendor, we believe there are several other alternative vendors available, if needed.

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

We require cybersecurity awareness training for all staff members with access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department. In an effort to further secure our customers’ credit card information, we employ an encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems. We also transact business through online ordering for both our restaurants and package liquor stores through third party vendors. (See Item 1A. Risk Factors and the discussion of cybersecurity risks and Item 1C information on cybersecurity risk management.)

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

During our fiscal years 2024 and 2023, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

A significant number of our hourly restaurant staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only Federal Insurance Contributions Act (FICA tax assessments for unreported or underreported tips. We are not under investigation or audit, nor have we been assessed for potential employer-only FICA tax assessments for unreported or underreported tips.

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

As of our fiscal year end 2024, we employed 1,990 persons, of which 669 were full-time and 1,321 were part-time. Of these, 57 were employed at our corporate offices in administrative capacities and 12 were employed in maintenance. Of the remaining employees, 74 were employed in our package liquor stores and 1,847 in our restaurants. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, and uniting our staff members around charitable causes personal to them. We periodically donate to philanthropic organizations through campaigns designed to engage our staff company-wide service programs, as follows:

●	Breast Cancer Awareness – We donate $10,000 annually to local Breast Cancer Support organizations.

●	Donated over $100,000 in total to HOPE mission. Money is used for disaster and hunger relief all over the world, youth outreach, and community building.

●	Achievement Awards – We provide schools in Miami-Dade, Broward, and Palm Beach County with free meal coins and achievement awards throughout the year. We give out approximately 85,000 awards every year.

●	Fishing Tournaments/Marine Conservation – We donate to fishing tournaments and beach cleanup projects.

●	Supporting the local community – We donate funds to boy scouts, baseball teams, schools, etc.

●	Sheridan House – We donated 500 backpacks to underprivileged children. We also collect and donate school supplies annually.

●	Reclaimed Wood – All of our locations use reclaimed wood on interior walls.

We also believe our sustainability programs and initiatives like restaurant-based recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since

James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	60	(1)

August Bucci	Chief Operating Officer and Executive Vice President	80	2002

Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	71	(2)

Christopher O’Neil	Vice President of Package Operations	59	2016

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 28, 2024 and September 30, 2023, the Board of Directors approved discretionary matching contributions totaling $74,000 and $70,000, respectively.

General Liability Insurance

For the policy year beginning December 30, 2023, we have general liability insurance which incorporates a $50,000 self-insured retention per occurrence for us and a $10,000 self-insured retention per occurrence for the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured retentions, up to a maximum aggregate of $2,000,000 per year. We were also able to purchase excess liability insurance whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. We secured general liability insurance and excess liability insurance to be effective as of December 30, 2024. (See Item 2. Subsequent Events for a discussion of general liability and excess liability insurance for the period commencing December 30, 2024.)

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred by us in defending a claim, including attorney's fees, are a part of our $50,000 self-insured retention, and a part of our limited partnerships’ $10,000 self-insured retention.

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

Property Insurance; Windstorm Insurance

For the policy year beginning December 30, 2023, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorms, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. We secured property insurance, including windstorm coverage, to be effective as of December 30, 2024. (See Item 2. Subsequent Events for a discussion of property insurance for the period commencing December 30, 2024.)

Insurance Premiums

Due to continuing higher interest rates, for the policy year commencing December 30, 2023 we paid the premiums for property, general liability, excess liability and terrorism policies in full with premiums totaling approximately $3.92 million which includes coverage for our franchises (of approximately $850,000), which are not included in our consolidated financial statements. For the policy year commencing December 30, 2024, we will pay the premiums for property, general liability, excess liability and terrorism policies in full again due to continuing higher interest rates. (See Item 2. Subsequent Events for a discussion of property, general liability, excess liability, and terrorism insurance policies for the period commencing December 30, 2024.)

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Effective August 25, 2024 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. Effective March 26, 2023, we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% annually and on March 20, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. We believe that we have a competitive position in our market because of widespread consumer recognition of the “Flanigan’s Seafood Bar and Grill" and “Flanigan’s” names.

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

Trade Names

We operate our package liquor stores and restaurants under the service marks: "Big Daddy's Liquors", “Big Daddy’s Wine & Liquors”, “Flanigan’s Seafood Bar and Grill", and “Flanigan’s”. We operate our sports bar under the service mark: “Brendan’s Sports Pub”. Our right to the use of the "Big Daddy's" service mark is set forth under a consent decree of a federal court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the "Big Daddy's” service mark in connection with our package liquor sales in Florida, while restricting future liquor sales in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The federal court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our “Big Daddy’s Liquors”, "Flanigan's" and “Flanigan’s Seafood Bar and Grill” service marks.

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

We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. The State of Florida has already enacted a minimum wage and tip credit, with the minimum wage currently at $13.00 per hour and a tip credit of $3.02 per hour. The minimum wage increases $1.00 per hour annually until it reaches $15.00 per hour in 2026. The tip credit does not increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs. Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers may engage in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to unionize, our labor costs could increase and it could negatively impact our culture, reduce our flexibility and disrupt our business. In addition, our responses to any union organizing efforts could negatively impact our reputation and dissuade guests from patronizing our restaurants.

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

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage costs, utilities and other supplies and services due to inflation. We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for extended periods of time for certain commodities. Consequently, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control caused by inflation. Dairy costs can also fluctuate due to government regulation. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

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

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2024, we opened our restaurant in Hollywood, Florida (Store #19R) which replaced our restaurant destroyed by fire that previously operated at that site.

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

Many of our corporate systems and processes and corporate support for our restaurant and package liquor store operations are centralized at one location.  We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans security may not adequately address all threats we face or protect us from loss.

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

The COVID-19 pandemic had a significant adverse impact on our customer traffic and ability to operate our restaurants and future pandemics and other diseases may have a similar or more severe impact.

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

The effect of changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results.

We offer eligible full-time employees the opportunity to enroll in healthcare coverage subsidized by the Company. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. The costs and other effects of any new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and immigration regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, healthcare, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome and can also expose us to liabilities from claims for non-compliance. For example, historically, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime. We could suffer losses from and we incur legal costs to defend these and similar cases and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals and similar requirements and these changes could increase our labor costs. Changes in U.S. healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

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

Nutrition and food regulation

In recent years there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. Numerous jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menus and/or make other nutritional information available and U.S. health care reform law included nation-wide nutrition disclosure requirements. These nutrition disclosure requirements may increase our expenses or slow customers as they select their food and beverage choices decreasing our throughput. These initiatives may also change customers’ buying habits in a way that adversely impacts our sales.

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

We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and services may be insufficient to effectively manage and run our business. These systems and our business needs will continue to evolve and require upgrades and maintenance over time, consequently requiring significant future commitments of resources and capital.

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

Our digital business has become an increasingly significant part of our business.

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

Changes in interest rates.

As of September 28, 2024, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. As a means of managing our interest rate risk on the debt instrument, we entered into an interest rate swap agreement with our unrelated third party lender to convert this variable rate debt obligation to fixed rate. The Bloomberg Index Services Limited announced the permanent cessation of all tenors of BSBY, effective immediately following the last publication of BSBY on November 15, 2024. As of that date, our lender has determined that a commercially reasonable and good faith alternative to BSBY is the 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 Basis Points.

ITEM 1B	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 1C	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are committed to safeguarding our information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction. Our program to protect our information assets and the management of risks to those assets supports the confidentiality, integrity, and availability of the information necessary to our long-term business success.

Our cybersecurity risk management program includes:

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including, third-party network security reviews, scans, and audits, on at least an annual basis;

●	regular cybersecurity awareness training for employees with access to our information systems, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

●	a disaster recovery plan and controls designed to protect against business interruption, including by backing up our critical systems;

●	use of end-to-end encryption and tokenization technology, a public key infrastructure, designed to ensure that only trusted devices can access our enterprise information technology network, and Intrusion Prevention System (IPS) that scans data in transit to help prevent the execution of harmful code; and

●	a third-party risk management process for service providers, suppliers, and vendors who have access to our information systems.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or are effective in protecting our systems and information. We are not currently aware of risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors has oversight responsibility for the Company’s cybersecurity risk management, including technology and cybersecurity risks facing the Company. Management updates the Board, as necessary, regarding cybersecurity risk management matters, including reporting any material cybersecurity incidents.

Our management team, including the CEO, CFO, COO, Director of Information Technology, and Director of Accounting, as appropriate, supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2.	PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015. Subsequent to the fire, (i) we constructed a 3,000 square foot stand-alone building on the vacant parcel of real property for the operation of our Company-owned package liquor store (Store #19P), which opened for business during the first quarter of our fiscal year 2023; and (ii) we constructed a 4,500 square foot stand-alone building here for the operation of the Company-owned restaurant, (Store #19R), which opened for business during the second quarter of our fiscal year 2024;

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our package liquor store #45 and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our limited partnership owned Kendall, Florida based restaurant since April 4, 2000, (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard;

(x)	a 6,900 square foot stand-alone building in Sunrise, Florida, which we purchased in March 2021 and houses our limited partnership owned Sunrise, Florida based restaurant, (Store #85), which opened for business in March 2022;

(xi)	a 6,000 square foot commercial space in Miami, Florida, which we purchased in April 2023 and in which we operate our package liquor store and warehouse (Store #47), through a sublease agreement from a sale-leaseback arrangement in January 1974; and

(xii)	a 5,450 square foot three building shopping center in Hallandale Beach, Florida (adjacent to our combination package store and restaurant in Hallandale Beach, Florida (Store #31)), that we purchased in April 2023: (A) one stand-alone building, approximately 1,450 square feet, of which 950 square feet is leased to one unaffiliated third party retailer and 500 square feet which is occupied by us; (B) the second stand-alone building, approximately 1,500 square feet, which is leased to one unaffiliated third party retailer and (C) the third stand-alone building, approximately 2,500 square feet, which is leased to one unaffiliated third party retailer, (collectively Store #38).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $550,000 for our refurbishing program for fiscal year 2025, although capital expenditures of our refurbishing program for our fiscal year 2025 may be significantly higher. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2024.

The following table summarizes information related to the properties upon which our operations are conducted. For all locations that include lease options, the lessor must extend the term of the lease for a location if we exercise the lease option. If there is no lease option or if we do not exercise the same, the lessor is not required to extend the term of the lease upon expiration.

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/25
Big Daddy's Liquors #8 Flanigan's Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/29 Options to 12/31/49
Flanigan's Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/25
Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/28 Options to 11/15/38
Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/29 Options to 6/1/34

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/26 Options to 8/31/36
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 Bird Avenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy's Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Wine & Liquors #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr., Building A Hollywood, Florida	3,000	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr., Building B Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan's Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned
Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Big Daddy’s Wine & Liquors #24 Flanigan’s Enterprises, Inc. (10) 11225 Miramar Parkway, #245 Miramar, Florida	2,000	N/A	Company	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Brendan’s Sports Pub	3,500	85	Company	6/16/22 to 6/30/72
Flanigan’s Enterprises, Inc. 868 S. Federal Highway Pompano Beach, Florida
Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan's Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/27 Options to 5/28/37
Flanigan's Seafood Bar and Grill #40 Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat's #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/27
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/29 Option to 6/30/34
Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50 (Sublease) Company- Owned
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	6/01/91 to 1/31/31 Option to 1/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s #25 CIC Investors #25, Ltd. (9) 11225 Miramar Parkway, #250 Miramar, Florida	6,000	200	Limited Partnership	3/5/22 to 3/5/32 Options to 3/5/47
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/26 Option to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/26 Option to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/26
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/35 Option to 6/30/40
Flanigan’s Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	4/1/00 to 3/31/25 Option to 3/31/30
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Option to 4/30/31
Flanigan’s Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 12/14/29 Options to 12/14/39
Flanigan's Seafood Bar and Grill #85 CIC Investors #85 Ltd. 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	3/1/19 to 2/28/29 Options to 2/28/44 Company-Owned

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	6,400	200	Limited Partnership	4/1/11 to 3/31/31 Option to 3/31/36
Flanigan's Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/27 Option to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700		Company	Company-owned shopping center
Flanigan’s Enterprises, Inc. (11) 615 – 715 E. Hallandale Beach Blvd. Hallandale Beach, Florida	5,450		Company	Company-owned shopping center

(1)	Franchised by Company.

(2)	Lease assigned to franchisee. We are no longer contingently liable on the lease.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 56% of the underlying ground lease, as well as the sublease agreement. In April, 2023 we purchased the real property, subject to the ground lease and sublease agreement through which we continue to occupy the premises. As a result, we pay 44% of the rent due under the ground lease and the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our package liquor store #45 (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. As a result, the package liquor store was closed since our first quarter year 2019, but re-opened for business in the first quarter of fiscal 2023 in a newly constructed stand-alone building #19P. During the second quarter of our fiscal year 2024, we re-opened our restaurant in a stand-alone building on the same site in Hollywood, Florida adjacent to Store #19P.

(9)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model, which location opened for business in April 2023.

(10)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location. This new location opened for business as a “Big Daddy’s Wine & Liquors” retail package liquor store in March 2023.

(11)

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

Re-construction Following Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. The package liquor store re-opened for business during the first quarter of our fiscal year 2023 in a newly constructed stand-alone building. The restaurant re-opened for business during the second quarter of our fiscal year 2024 in a newly constructed stand-alone building where our combination package liquor store and restaurant was previously located.

Purchase of Real Property; Leasehold / Sub-leasehold Interests

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

Hallandale Beach, Florida

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building a portion of which is leased to one unaffiliated third party (approximately 950 square feet) and a portion of which is occupied by us (approximately 500 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The rental income generated by these three lease arrangements is not material. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant (Store #31) operates. We paid all cash at closing and accounted for this transaction as an asset acquisition.

Purchase of Leasehold/Sub-leasehold Interests

In 1974, we sold the underlying ground lease to the real property located at 8600 Biscayne Boulevard, El Portal, Florida to related and unrelated third parties and simultaneously subleased it back. We operate our retail package liquor store (Store #47) and warehouse from this location. During the first quarter of our fiscal year 2024, we re-purchased a 4% interest in the underlying ground lease, as well as the sublease agreement from an unrelated third party for $31,000 and currently own 56% of each lease. As a result, we now only pay 44% of the rent due under the ground lease and the sublease agreement.

Subsequent Events

Subsequent to the end of our fiscal year 2024, we entered into a new Master Services Agreement with our current vendor for a period of one (1) year effective January 1, 2025, with Company options of four (4) one (1) year renewal options to extend the term of the same.

Subsequent to the end of our fiscal year 2024, for the policy year commencing December 30, 2024, we bound coverage on the following property, general liability, auto, excess liability, and terrorism policies with premiums totaling approximately $4,014,000 of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises and our managed restaurant (of approximately $867,000), which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2024, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2024, the self-insured retention per occurrence is $50,000. The one (1) year general liability insurance premium is in the amount of $479,000;

(ii)        For the policy year beginning December 30, 2024, the general liability insurance for our limited partnerships, including franchisees and the managed restaurant is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2024, the self-insured retention per occurrence is $10,000. The one (1) year general liability insurance premium is in the amount of $1,099,000;

(iii)       For the policy year beginning December 30, 2024, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $234,000;

(iv)       For the policy year beginning December 30, 2024, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,317,000;

(v)       For the policy year beginning December 30, 2024, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $866,000; and

(vi)       For the policy year beginning December 30, 2024, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

Of the $4,014,000 annual premium amounts, which includes coverage for our franchises and our managed restaurant which are not included in our consolidated financial statements, we will pay the annual premium amounts in full with no financing due to high interest rates.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as provided above, no events required disclosure.

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

Holders

As of the close of business on December 24, 2024, there were approximately 155 holders of record of our common stock.

Dividend Policy

During our fiscal year 2024, our Board of Directors declared a cash dividend of $0.50 per share to shareholders of record on June 14, 2024 and was made payable on June 28, 2024. During our fiscal year 2023, our Board of Directors declared a cash dividend of $0.45 per share to shareholders of record on June 12, 2023 and was made payable on June 26, 2023. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2024. As of September 28, 2024, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6.	RESERVED

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2024 and 2023 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 28, 2024 and September 30, 2023 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of September 28, 2024, we (i) operated 32 units, consisting of restaurants, sports bar, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores.

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

Affiliated Limited Partnership Owned Units. We manage and control the operations of ten of the eleven restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with our results of operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.

RESULTS OF OPERATIONS

REVENUES (in thousands):

	-----------------------For the Fiscal Year Ended-----------------------
	September 28, 2024		September 30, 2023
	Amount		Amount
	(In thousands)	Percent	(In thousands)	Percent
Restaurant food sales	$114,795	61.95	$107,238	62.56
Restaurant bar sales	30,010	16.20	29,000	16.92
Package store sales	40,497	21.85	35,187	20.52

Total Sales	$185,302	100.00	$171,425	100.00

Franchise related revenues	1,693		1,857
Rental income	1,105		951
Other revenues	221		163

Total Revenue	$188,321		$174,396

Comparison of Fiscal Years Ended September 28, 2024 and September 30, 2023

Revenues. Total revenue for our fiscal year 2024 increased $13,925,000 or 7.98% to $188,321,000 from $174,396,000 for our fiscal year 2023 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024, the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) and our package liquor stores in Miramar, Florida (Store #24) and Hollywood, Florida (Store #19P) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023. Effective August 25, 2024, we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs. Effective March 26, 2023 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.06% and effective March 20, 2023 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.65% annually, to offset higher food costs and higher overall expenses (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $114,795,000 for our fiscal year 2024 as compared to $107,238,000 for our fiscal year 2023. The increase in restaurant food sales is attributable to the Recent Price Increases and food sales generated from the opening of corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023. Comparable weekly restaurant food sales for restaurants open for all of our fiscal years 2024 and 2023, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $1,987,000 and $1,967,000 for our fiscal years 2024 and 2023 respectively, an increase of 1.02%. Comparable weekly restaurant food sales for Company-owned restaurants only (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) was $938,000 and $923,000 for our fiscal years 2024 and 2023, respectively, an increase of 1.63%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023), was $1,049,000 and $1,044,000 for our fiscal years 2024 and 2023 respectively, an increase of 0.48%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2025 will increase due to increased restaurant traffic and the operation of our Company-owned Store #19R for our entire fiscal year 2025.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $30,010,000 for our fiscal year 2024 as compared to $29,000,000 for our fiscal year 2023. The increase in restaurant bar sales is attributable to the Recent Price Increases and food sales generated from the opening of corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023. Comparable weekly restaurant bar sales for restaurants open for all of our fiscal years 2024 and 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) and nine restaurants owned by affiliated limited partnerships, (excluding our Miramar, Florida location (Store #25), which opened for business during the third quarter of our fiscal year 2023) was $526,000 for our fiscal year 2024 and $539,000 for our fiscal year 2023, a decrease of 2.41%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location (Store #19R) which opened for business during the second quarter of our fiscal year 2024) was $234,000 and $231,000 for our fiscal years 2024 and 2023 respectively, an increase of 1.30%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only (excluding our Miramar, Florida location (Store #25) which opened for business during the third quarter of our fiscal year 2023) was $292,000 and $307,000 for our fiscal years 2024 and 2023 respectively, a decrease of 4.89%. We expect that restaurant bar sales for our fiscal year 2025 will increase due to the operation of our Company-owned Store #19R for our entire fiscal year 2025.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $40,497,000 for our fiscal year 2024 as compared to $35,187,000 for our fiscal year 2023, an increase of $5,310,000. This increase was primarily due to increased package liquor store traffic and the package liquor sales generated from the operation of our package liquor stores in Hollywood, Florida (Store #19P) and Miramar, Florida (Store #24), for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19P which reopened during the first quarter of fiscal year 2023, and Store #24 which opened for business during the second quarter of our fiscal year 2023), was $674,000 and $631,000 for our fiscal years 2024 and 2023 respectively, an increase of 6.81%. We expect that package liquor store sales for our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for our fiscal year 2024 increased $14,553,000 or 8.70% to $181,925,000 from $167,372,000 for our fiscal year 2023. The increase was primarily due to increased payroll, increased consultant fees to improve our accounting process, an expected general increase in food costs, costs and expenses incurred from the opening of our Company-owned restaurant in Hollywood Florida (Store #19R) in March 2024, the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25), and our package liquor stores in Miramar, Florida (Store #24) and Hollywood, Florida (Store #19P), for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2025. Operating costs and expenses increased as a percentage of total revenue to approximately 96.60% in our fiscal year 2024 from 95.97% in our fiscal year 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2024 increased to $94,943,000 from $90,750,000 for our fiscal year 2023. Gross profit margin for the restaurant food and bar sales decreased during our fiscal year 2024 when compared to our fiscal year 2023 due to higher food costs partially offset by, among other things, the Recent Price Increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.57% for our fiscal year 2024 and 66.61% for our fiscal year 2023.

Package Store Sales. Gross profit for package store sales for our fiscal year 2024 increased to $10,369,000 from $9,377,000 for our fiscal year 2023. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.60% for our fiscal year 2024 and 26.65% for our fiscal year 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2024 increased $2,742,000 or 4.84% to $59,349,000 from $56,607,000 for our fiscal year 2023. Payroll and related costs for our fiscal year 2024 were higher due primarily to the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024, the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) and our package liquor stores in Miramar, Florida (Store #24) and Hollywood, Florida (Store #19P) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 31.51% for our fiscal year 2024 and 32.46% of total revenue for our fiscal year 2023.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to running restaurant and package operations) for our fiscal year 2024 increased $1,234,000 or 5.22% to $24,892,000 from $23,658,000 for our fiscal year 2023 due primarily to the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024, the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) and our package liquor stores in Miramar, Florida (Store #24) and Hollywood, Florida (Store #19P) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023, inflation and otherwise due to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2024 increased $520,000 or 6.87% to $8,086,000 from $7,566,000 for our fiscal year 2023. The increase in occupancy costs was primarily due to an increase in real property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for our fiscal year 2024 increased $658,000 or 14.05% to $5,340,000 from $4,682,000 for our fiscal year 2023 due primarily to increased consultant fees to improve our accounting process and otherwise to increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue for our fiscal year 2024 to 2.84% as compared to 2.68% for our fiscal year 2023.

Depreciation and Amortization. Depreciation and amortization expense for our fiscal year 2024 increased $707,000 or 19.85% to $4,268,000 from $3,561,000 for our fiscal year 2023. This increase is driven by the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024, the operation of our limited partnership owned restaurant in Miramar, Florida (Store #25) and our package liquor stores in Miramar, Florida (Store #24) and Hollywood, Florida (Store #19P) for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023. Depreciation and amortization expense increased as a percentage of total revenue for our fiscal year 2024 to 2.27% as compared to 2.04% for our fiscal year 2023.

Interest Expense, Net. Interest expense, net, for our fiscal year 2024 decreased $48,000 to $1,019,000 from $1,067,000 for our fiscal year 2023.

Income Taxes. Income tax for our fiscal year 2024 was an expense of $286,000, as compared to an expense of $649,000 for our fiscal year 2023. Income taxes as a percentage of income before provision for our fiscal year 2024 is 5.12% as compared to 10.70% in our fiscal year 2023.

Net Income. Net income for our fiscal year 2024 decreased $116,000 or 2.14% to $5,300,000 from $5,416,000 for our fiscal year 2023 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process. As a percentage of total revenue, net income for our fiscal year 2024 is 2.81%, as compared to 3.11% for our fiscal year 2023.

Net Income Attributable to Flanigan’s Enterprise, Inc.’s Stockholders. Net income attributable to stockholders for our fiscal year 2024 decreased $643,000 or 16.08% to $3,356,000 from $3,999,000 for our fiscal year 2023 due primarily to higher food costs and overall increased expenses, including but not limited to, increased consultant fees to improve our accounting process and a higher portion of our net income attributable to noncontrolling interests (specifically the operation of our Miramar location for our entire fiscal year 2024 as opposed to a part of our fiscal year 2023). As a percentage of revenue, net income attributable to stockholders for our fiscal year 2024 is 1.78%, as compared to 2.29% for our fiscal year 2023.

New Limited Partnership Restaurants

As new limited partnership restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new limited partnership locations. During our fiscal year 2024 we did not open any new limited partnership restaurants, nor did we have any in the development stage. During our fiscal year 2023, we opened one new limited partnership restaurant location in Miramar, Florida as a “Flanigan’s”.

Menu Price Increases

During our fiscal year 2024, we increased menu prices for our bar offerings (effective August 25, 2024) to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. During our fiscal year 2023, we increased menu prices for our food offerings (effective March 26, 2023) to target an aggregate increase to our food revenues of approximately 2.06% annually and we increased menu prices for our bar offerings (effective March 20, 2023) to target an increase to our bar revenues of approximately 5.65% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the first quarter of our fiscal year 2022. Subsequent to the end of our fiscal year 2024, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations and borrowings from third parties. As of September 28, 2024, we had cash and cash equivalents of approximately $21,402,000, a decrease of $4,130,000 from our cash balance of $25,532,000 as of September 30, 2023. The decrease is primarily due to the completion of the construction of our Store #19R ($2,106,000).

Inflation is affecting all aspects of our operations, including but not limited to food, beverage, fuel and labor costs. Inflation is having a material impact on our operating results.

We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

CASH FLOWS

The following table is a summary of our cash flows for our fiscal years 2024 and 2023.

	---------Fiscal Years--------
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,630	$8,489
Net cash used in investing activities	(5,141)	(18,559)
Net cash used in financing activities	(5,619)	(6,536)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,130)	(16,606)

Cash and Cash Equivalents, Beginning	25,532	42,138

Cash and Cash Equivalents, Ending	$21,402	$25,532

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the fiscal year 2024, we acquired property and equipment and construction in progress of $6,047,000, (of which $289,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $4,000 was property and equipment in accounts payable), including $528,000 for renovations to three (3) Company-owned restaurants and $135,000 for one (1) limited partnership owned restaurant. During the fiscal year 2023, we acquired property and equipment and construction in progress of $20,574,000, (including non-cash items which include $2,390,000 of purchase deposits transferred to property and equipment and $545,000 of purchase deposits transferred to construction in progress and $931,000 of construction in progress in accounts payable) including $367,000 for renovations to three (3) existing limited partnership owned restaurants and $378,000 for renovations to three (3) Company-owned restaurants.

Debt

As of September 28, 2024, we had long term debt (including the current portion) of $21,912,000, as compared to $23,128,000 as of September 30, 2023.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have had a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended September 28, 2024 our ratio was calculated to be 1.62 to 1.00. As a result, our classification of debt is appropriate as of September 28, 2024.

We repaid long term debt, including auto loans and mortgages in the amount of $1,251,000 and $2,299,000 in our fiscal years 2024 and 2023, respectively.

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store #19R), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened March 26, 2024. The contract totaled $2,515,000 and through our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,512,000 to $4,027,000, of which $3,905,000 has been paid through September 28, 2024. Subsequent to the end of our fiscal year 2024, we agreed to final change orders increasing the total contract price by $3,000 to $4,030,000 and the balance of the contract price of $125,000 has been paid subsequent to the end of our fiscal year 2024.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2025, at a prescribed cost, which we believe is competitive. For calendar year 2024, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” during calendar year 2024, at a prescribed cost, which we also believe is competitive. The increase in our cost of baby back ribs for calendar year 2025 compared to calendar year 2024 is due to our purchase of larger sized baby back ribs and the purchase of baby back ribs for Store #19R, Hollywood, Florida for the entire calendar year, offset by a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of September 28, 2024, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”), supplies certain fish to all of our restaurants. Since we hold the controlling interest in FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of the end of our fiscal years 2024 and 2023.

Item	September 28, 2024	September 30, 2023
	(in Thousands)

Current Assets	$31,529	$35,294
Current Liabilities	19,924	22,371
Working Capital	$11,605	$12,923

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2025.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. We early adopted this ASU in the third quarter of our fiscal year 2024 and this ASU affected the expense presentation of our Consolidated Statements of Income and our Business Segments footnote. For further information regarding the Company’s Business Segments, please refer to our Consolidated Statements of Income and Business Segments footnote.

Recently Issued

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

Consolidation of Limited Partnerships

As of September 28, 2024, we operate ten (10) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 0% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 10 to the consolidated financial statements for our fiscal year 2024.

Leases

Under Accounting Standards Codification Topic 842, Leases (“ASC 842”), lease arrangements must be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of our fiscal 2020, using the modified retrospective approach. Estimates associated with leases include lease classification, discount rate and lease term.

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

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As described in Note 13 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 28, 2024, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At the end of our fiscal year 2024, we had approximately $1,449,000 in 90-day certificates of deposit, government guaranteed and at fixed annual interest rates between 4.65%-5.45%. Otherwise, as of September 28, 2024, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are on pages F-1 through F-30.

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

As of September 28, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 28, 2024.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

Information technology general controls (ITGCs) were not designed and implemented effectively to ensure (i) that access to applications and data, and the ability to make program and database changes, were adequately restricted to appropriate personnel and (ii) that database changes were logged completely and accurately. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weaknesses identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. However, as a result of this finding, during the first quarter of our fiscal year 2025, we began the process of addressing these material weaknesses to our ITGCs.

Changes in Internal Control Over Financial Reporting

Apart from the changes discussed above we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2024, our internal control over financial reporting was not effective.

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

During the three months ended September 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

A copy of our insider trading policy and related Rule 10b5-1 trading plan policy has been filed as Exhibit 19.1 to this Annual Report.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2024 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

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

		10-KSB	9/27/1997	10(u)
10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

10(gg)	Limited Partnership Agreement of CIC Investors #85, Ltd., dated April 4, 2019, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning seven percent of the limited partnership. *	10-K	10/1/2022	10(gg)

10(hh)	Limited Partnership Agreement of CIC Investors #25, Ltd., dated September 21, 2021, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, excluding Flanigan’s Enterprises, Inc. *	10-K	10/1/2022	10(hh)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 28, 2024.				X

19.1	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

97.1	Incentive Compensation Clawback Policy	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By: /s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/27/2024

By: /s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/27/2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/27/2024
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/27/2024
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 12/27/2024
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/27/2024
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/27/2024
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/27/2024
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/27/2024
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/27/2024
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 12/27/2024
John P. Foster

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, FL

December 27, 2024

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

ASSETS	2024	2023

Current Assets:

Cash and cash equivalents	$21,402	$25,532
Prepaid income taxes	170	219
Other receivables	1,063	834
Inventories	7,020	7,198
Prepaid expenses	1,874	1,511

Total current assets	31,529	35,294

Property and equipment, net	81,747	74,724
Construction in progress	—	5,416
	81,747	80,140

Right-of-use assets, operating leases	26,828	26,987

Investment in Limited Partnerships	274	252

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	57	887
Leasehold interests, net	68	63
Other	311	878

Total other assets	1,704	3,096

Total assets	$142,082	$145,769

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023

Current Liabilities:

Accounts payable and accrued expenses	$7,213	$9,271
Accrued compensation	1,798	1,808
Due to franchisees	4,149	4,977
Current portion of long term debt	1,400	1,295
Operating lease liabilities, current	2,467	2,385
Deferred revenue	2,897	2,635
Total current liabilities	19,924	22,371

Long term debt, net of current portion	20,512	21,833

Operating lease liabilities, non-current	25,847	25,850
Deferred tax liabilities	389	801

Total liabilities	66,672	70,855

Commitments and Contingencies Note 12
Stockholders’ Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 outstanding for the years ended 2024 and 2023	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	60,674	58,247
Accumulated other comprehensive income	(41)	395
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	61,216	59,225
Noncontrolling interests	14,194	15,689
Total stockholders' equity	75,410	74,914

Total liabilities and stockholders' equity	$142,082	$145,769

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 28, 2024 and September 30, 2023

(in thousands, except share and per share amounts)

	2024	2023
Revenues:
Restaurant food sales	$114,795	$107,238
Restaurant bar sales	30,010	29,000
Package store sales	40,497	35,187
Franchise related revenues	1,693	1,857
Rental income	1,105	951
Other revenues	221	163
	188,321	174,396
Costs and Expenses:
Cost of merchandise sold:
Restaurant	49,862	45,488
Package goods	30,128	25,810
Payroll and related costs	59,349	56,607
Operating Expenses	24,892	23,658
Occupancy costs	8,086	7,566
Selling, general and administrative expenses	5,340	4,682
Depreciation and amortization	4,268	3,561
	181,925	167,372
Income from Operations	6,396	7,024
Other Income (Expense):
Interest expense	(1,019)	(1,067)
Interest and other income	207	108
Gain on sale of property and equipment	2	—
	(810)	(959)

Income before Provision for Income Taxes	5,586	6,065

Provision for Income Taxes	(286)	(649)

Net Income	5,300	5,416

Less: Net Income Attributable to Noncontrolling Interests	(1,944)	(1,417)
Net Income Attributable to Flanigan’s Enterprises Inc.’s Stockholders	$3,356	$3,999

Net Income Per Common Share:
Basic and Diluted	$1.81	$2.15

Weighted Average Shares and Equivalent
Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 28, 2024 and September 30, 2023

(in thousands)

	2024	2023
Net income:	$5,300	$5,416
Other comprehensive income:
Change in fair value of interest rate swap	(436)	395
Total Comprehensive Income	4,864	5,811

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	3,356	—	—	1,944	5,300
Other comprehensive loss	—	—	—	(436)	—	—	—	—	(436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,439)	(3,439)
Dividends paid	—	—	—	—	(929)	—	—	—	(929)

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2022	4,197,642	$420	$6,240	$—	$55,086	2,338,995	$(6,077)	$17,671	$73,340

Net income	—	—	—	—	3,999	—	—	1,417	5,416
Other comprehensive income	—	—	—	395	—	—	—	—	395
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,399)	(3,399)
Dividends paid	—	—	—	—	(838)	—	—	—	(838)

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

(in thousands)

	2024	2023
Cash Flows from Operating Activities:
Net income	$5,300	$5,416
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,268	3,561
Amortization of leasehold interests	26	23
Amortization of operating lease right-of-use assets	2,549	2,530
Gain on sale of property and equipment	(2)	—
Loss on abandonment of property and equipment	91	65
Gain on casualty loss	(30)	—
Amortization of deferred loan costs	35	38
Deferred income taxes	(265)	62
Loss from unconsolidated limited partnership	(42)	(9)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(199)	(378)
Prepaid income taxes	49	16
Inventories	178	(709)
Prepaid expenses	(363)	64
Other assets	(16)	(39)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,072)	(55)
Operating lease liabilities	(2,311)	(2,299)
Due to franchisees	(828)	197
Deferred revenue	262	6
Net cash and cash equivalents provided by operating activities	6,630	8,489

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,445)	(13,177)
Purchase of construction in progress	(1,594)	(3,531)
Deposits on property and equipment	(174)	(1,962)
Purchase of leaseholds	(31)	—
Proceeds from sale of property and equipment	83	60
Distributions from unconsolidated limited partnership	20	51
Net cash and cash equivalents used in investing activities	(5,141)	(18,559)

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

(in thousands)

	2024	2023
Cash Flows from Financing Activities:
Payments on long term debt	(1,251)	(2,299)
Dividends paid	(929)	(838)
Distributions to limited partnerships’ noncontrolling interests	(3,439)	(3,399)
Net cash and cash equivalents used in financing activities	(5,619)	(6,536)
Net Decrease in Cash and Cash Equivalents	(4,130)	(16,606)
Cash and Cash Equivalents - Beginning of Period	25,532	42,138
Cash and Cash Equivalents - End of Period	$21,402	$25,532
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$967	$1,067
Income taxes	$501	$571
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
(Decrease) Increase in fair value of interest rate swap	$(583)	$529
Purchase deposits capitalized to property and equipment	$289	$2,390
Purchase deposits transferred to construction in progress	$715	$545
Construction in progress transferred to property and equipment	$7,676	$7,110
Construction in progress in accounts payable and accrued expenses	$4	$931
Remeasurement of right-of-use operating lease	$2,390	$—

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of September 28, 2024, we (i) operate 32 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, a restaurant in which we do not have an ownership interest, and “Brendan’s Sports Pub”, a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2024 and 2023 are each comprised of a 52-week period.

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

Certain amounts in the prior year consolidated financial statements and related disclosures have been reclassified herein to conform to the presentation of the fiscal year ended September 28, 2024 consolidated financial statements and related disclosures for reporting, which did not have a material impact on our net income or total assets.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States and SEC rules. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities, and estimates relating to loyalty reward programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase and receivables from our credit card merchants to be cash equivalents.

We maintain deposit balances with financial institutions, which balances may from time to time, exceed the federally insured limits which are $250,000 for interest and non-interest bearing accounts. The deposit balances that exceed the federally insured limits are approximately $14,479,000 as of September 28, 2024. We have not experienced any losses on such accounts.

Other Receivables

Our receivables consist primarily of rebates due to our restaurant or package stores.

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of weighted average cost or net realizable value. The movement of inventory approximates first in, first out (FIFO).

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Suppliers

Throughout our fiscal years 2024 and 2023, we purchased a significant portion of our food products from two major suppliers. The first major supplier represents 38% and 42% of our cost of goods sold and 31% and 29% of our accounts payable and accrued expenses as of September 28, 2024 and September 30, 2023, respectively. The second major supplier represents 11% and 6% of our cost of goods sold and 2% and 1% of our accounts payable and accrued expenses as of September 28, 2024 and September 30, 2023, respectively. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2024 and 2023, we purchased the majority of our alcoholic beverages from three local distributors. One of these three local distributors represents 23% and 24% of our cost of goods sold for the years ended September 28, 2024 and September 30, 2023, respectively and 6% and 5% of our accounts payable and accrued expenses as of September 28, 2024 and September 30, 2023, respectively. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

Revenue Recognition

Revenue-related to food, bar and package sales are recorded at the point of sale. Royalty-related revenues, which are 1% of package sales and 3% of restaurant sales, are recorded as income on a weekly basis, in arrears. We report our revenues net of sales tax.

We sell gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer.

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

Lunch Club Loyalty Program awards customers with a free lunch once they have earned a required number of points. Pursuant to ASC 606, we recognize deferred revenue in the amount of the free lunch and reduce restaurant store revenue by a like amount. We recognize revenue when the free lunch is redeemed in our restaurants or when it expires unused.

Holiday Promotional Card Program awards customers with a $20 promotional gift card (“Promo Gift Card”) when they spend $100 in the restaurants on food/drink or purchase a $100 gift card. This $20 promotional card can only be redeemed within a three month window. Pursuant to ASC 606, we recognize deferred revenue in the amount of the Promo Gift Card upon issuance and reduce restaurant store revenue by a like amount. We recognize revenue when the Gift Card is redeemed in our restaurants or when it expires unused.

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs. Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred and during our fiscal year ended September 28, 2024 we expensed $77,000 for our store #19R. During our fiscal year ended September 30, 2023 we expensed $188,000 for CIC Investors #25, LTD (Store #25).

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 28, 2024 and September 30, 2023 were approximately $223,000 and $253,000, respectively.

General Liability Insurance

We have general liability insurance which incorporates a $50,000 self-insured retention per occurrence for us and a $10,000 self-insured retention per occurrence for the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured retentions, up to a maximum aggregate of $2,000,000 per year. We were also able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are un-insured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. We secured general liability insurance and excess liability insurance to be effective as of December 30, 2024.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred by us in defending a claim, including attorney's fees, are a part of a $50,000 self-insured retention per occurrence for us and a $10,000 self-insured retention per occurrence for the limited partnerships.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The respective carrying value of our on-balance-sheet financial instruments approximate their fair value. These instruments include cash and cash equivalents, other receivables, accounts payables, accrued expenses and debt. We have assumed carrying values to approximate fair values for those financial instruments, which are short-term in nature or are receivable or payable on demand. We estimated the fair value of debt based on current rates offered to us for debt of comparable maturities and similar collateral requirements.

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreement. As the valuation models for the swap agreement were based upon observable inputs, they are classified as Level 2 (see Note 13).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We determined that the interest rate swap agreement is an effective hedging agreement and changes in fair value are adjusted quarterly (see Note 13).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For our fiscal years ended September 28, 2024 and September 30, 2023, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 28, 2024.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. We early adopted this ASU in the third quarter of our fiscal year 2024 and this ASU affected the expense presentation of our Consolidated Statements of Income and our Business Segments footnote. For further information regarding the Company’s Business Segments, please refer to our Consolidated Statements of Income and Business Segments footnote.

Issued

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

NOTE 2. PROPERTY AND EQUIPMENT, NET

	(in thousands)
	2024	2023

Furniture and equipment	$17,741	$15,956
Leasehold improvements	32,381	31,314
Land and land improvements	36,221	36,027
Building and improvements	38,065	30,613
Vehicles	2,281	2,085
Other	317	—
	127,006	115,995
Less accumulated depreciation and amortization	(45,259)	(41,271)
	81,747	74,724
Construction in progress	—	5,416
	$81,747	$80,140

Depreciation and amortization expense for the fiscal years ended September 28, 2024 and September 30, 2023 was approximately $4,268,000 and $3,561,000, respectively.

NOTE 3. LEASEHOLD INTERESTS, NET

	(in thousands)
	2024	2023

Leasehold interests, at cost	$3,055	$3,024
Less accumulated amortization	(2,987)	(2,961)
	$68	$63

Future leasehold amortization as of September 28, 2024 is as follows:

(in thousands)
2025	$27
2026	23
2027	6
2028	5
2029	5
Thereafter	2
Total	$68

Leasehold amortization expense for the fiscal years ended September 28, 2024 and September 30, 2023 was approximately $26,000 and $23,000, respectively.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS

We have invested along with others (some of whom are affiliated with our officers and directors) in eleven limited partnerships which currently own and operate eleven South Florida based restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of ten of these limited partnerships and manage and control the operations of these restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 28, 2024, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.

In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the eleven limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000. 28.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 21.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 19.4% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 24% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 22, 2022. 32.1% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2024, this limited partnership has returned to its investors approximately 19.0% of their initial cash invested and as a result, we are currently not entitled to receive any management fees from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 25.5% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2024, this limited partnership has returned to its investors approximately 25% of their initial cash invested and as a result, we are currently not entitled to receive any management fee from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 56.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations. Our investment in this entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

	Unaudited
	(in thousands)
	September 28, 2024	September 30, 2023
Financial Position:
Current Assets	$438	$355
Non-Current Assets	705	733
Total Assets	1,143	1,088

Current Liabilities	229	259
Non-Current Liabilities	—	—
Total Liabilities	229	259
Equity	914	829
Total Liabilities and Equity	$1,143	$1,088

Operating Results:
Revenues	5,051	4,848
Gross Profit	3,311	3,208
Net (Loss) Income	166	(40)

NOTE 5. PURCHASE OF REAL PROPERTY; LEASEHOLD / SUB-LEASEHOLD INTERESTS

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

Hallandale Beach, Florida

During the third quarter of our fiscal year 2023, we closed with a non-affiliated third party on the purchase of a three building shopping center in Hallandale Beach, Florida, which consists of one stand-alone building a portion of which is leased to one unaffiliated third party (approximately 950 square feet) and a portion which is occupied by us (approximately 500 square feet); a second stand-alone building which is leased to one unaffiliated third party (approximately 1,500 square feet); and a third stand-alone building which is leased to one unaffiliated third party (approximately 2,500 square feet) for $8,500,000. The rental income generated by these three lease arrangements is not material. The real property is located adjacent to our real property located at 4 N. Federal Highway, Hallandale Beach, Florida, where our combination package store and restaurant (Store #31) operates. We paid all cash at closing and accounted for this transaction as an asset acquisition.

Purchase of Leasehold/Sub-leasehold Interests

In 1974, we sold the underlying ground lease to the real property located at 8600 Biscayne Boulevard, El Portal, Florida to related and unrelated third parties and simultaneously subleased it back. We operate our retail package liquor store (Store #47) and warehouse from this location. During the first quarter of our fiscal year 2024, we re-purchased a 4% interest in the underlying ground lease, as well as the sublease agreement from an unrelated third party for $31,000 and currently own 56% of each lease. As a result, we now only pay 44% of the rent due under the ground lease and the sublease agreement.

NOTE 6. INSURANCE PREMIUMS

Due to continuing higher interest rates, for the policy year commencing December 30, 2023 we paid the premiums for property, general liability, excess liability and terrorism policies in full with premiums totaling approximately $3.92 million, which includes coverage for our franchises (of approximately $850,000), which are not included in our consolidated financial statements. For the policy year commencing December 30, 2024, we will pay the premiums for property, general liability, excess liability and terrorism policies in full again due to continuing higher interest rates.

NOTE 7. DEFERRED REVENUE

Changes in deferred revenue on the consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635
Revenue deferred	3,560	1,663	24	831	2	6,080
Revenue recognized	(3,387)	(1,663)	(1)	(767)	—	(5,818)
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897

October 1, 2022	$1,103	$—	$73	$1,453	$—	$2,629
Revenue deferred	3,560	1,382	117	675	—	5,734
Revenue recognized	(3,448)	(1,382)	(111)	(787)	—	(5,728)
September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635

NOTE 8. RE-CONSTRUCTION FOLLOWING CASUALTY LOSS

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. The package liquor store re-opened for business during the first quarter of our fiscal year 2023 in a newly constructed stand-alone building. The restaurant re-opened for business during the second quarter of our fiscal year 2024 in a newly constructed stand-alone building where our combination package liquor store and restaurant was previously located.

NOTE 9. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 28, 2024, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 28, 2024 and September 30, 2023, the total carrying amount of our liquor licenses was $1,268,000.

NOTE 10. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2024 and 2023 are as follows:

	(in thousands)
	2024	2023
Current:
Federal	$246	$298
State	305	289
	551	587
Deferred:
Federal	(282)	(84)
State	17	146
	(265)	62
	$286	$649

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	(in thousands)
	2024	2023
Tax provision at the statutory rate	$1,173	$1,273
Non-controlling interests	(408)	(297)
State income taxes, net of federal income tax	264	343
FICA tip credit	(1,029)	(799)
True up adjustment	77	89
Other permanent items, net	209	40
	$286	$649

We have deferred tax liabilities and assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in and management fees paid by limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes, the recognition of revenue from gift cards and other promotional programs not redeemed within twelve months of issuance, allowances for uncollectable receivables, unfunded limited retirement commitments, book-tax differences related to operating leases, interest rate swap mark-to-market adjustments and FICA tax credit. The components of our deferred tax assets (liabilities) at September 28, 2024 and September 30, 2023 were as follows:

	(in thousands)
Deferred tax assets:	2024	2023
Reversal of aged payables	$18	$18
Capitalized inventory costs	26	28
Accrued bonuses	52	66
Accruals for potential uninsured claims	27	13
Gift cards	247	223
Deferred revenue	205	179
Tip credit	914	570
Operating lease liabilities	3,319	3,525
Limited partnership investments	446	475
Interest rate swaps	14	(134)
Accrued limited retirement	76	73
Subtotal	$5,344	$5,036
Less: Valuation allowance	—	—
Total net deferred tax assets	5,344	5,036

NOTE 10. INCOME TAXES (Continued)

	(in thousands)
Deferred tax liabilities:	2024	2023
Limited partnership management fees	$(680)	$(873)
Book/tax differences in property and equipment and intangible assets	(1,901)	(1,573)
Operating lease right of use assets	(3,152)	(3,391)
Total deferred tax liabilities	(5,733)	(5,837)

Net deferred tax liability	$(389)	$(801)

As of September 28, 2024, the Company has federal general business credit carryforward of $914,000. General business credit carryovers can be carried back 1 year and carried forward 20 years. The company's general business credit carryforward will begin to expire in fiscal year 2040. The Company and its subsidiaries file a U.S. Corporation federal income tax return and a Florida Corporation income tax return. These returns are subject to examination by taxing authorities for all fiscal years after 2020.

NOTE 11. DEBT

Debt consists of the following as of September 28, 2024 and September 30, 2023:

Long-Term Debt

	2024	2023
Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,400, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of September 28 2024, the net book value of the collateral securing this mortgage was $5,501,000.	6,016	6,295

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.63% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $31,100, with a final payment on July 1, 2036. As of September 28, 2024, the net book value of the collateral securing this mortgage was $10,910,000.	3,579	3,815

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $16,000, with a final payment on March 2, 2036. As of September 28, 2024, the net book value of the collateral securing this mortgage was $7,787,000.	1,790	1,913

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at BSBY Screen Rate – 1 Month +1.50%, (5.32% at September 28, 2024), but with the interest fixed at 4.90% pursuant to a swap agreement, amortized over fifteen (15) years, payable in monthly installments of principal of approximately $36,700, with a final payment on September 28, 2037. As of September 28, 2024, the net book value of the collateral securing this mortgage was $3,438,000. Additionally, effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.	8,124	8,505

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,400, with a final payment on December 28, 2031. As of September 28, 2024, the net book value of the collateral securing this mortgage was $1,021,000.	487	535

NOTE 11. DEBT (Continued)

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 6%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $9,300, with a balloon payment of approximately $487,000 on August 1, 2032. As of September 28,2024, the net book value of the collateral securing this mortgage was $2,040,000.	1,000	1,049

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,500, with a final payment on December 28, 2031. As of September 28, 2024, the net book value of the collateral securing this mortgage was $1,002,000.	498	547

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7.5%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment on March 1, 2034. As of September 28, 2024, the net book value of the collateral securing this mortgage was $1,046,000.	600	641

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment on November 1, 2026. As of September 28, 2024, the net book value of the collateral securing this mortgage was $549,000.	76	109

Other	17	29

Less unamortized loan costs	(275)	(310)
	21,912	23,128
Less current portion	(1,400)	(1,295)
	$20,512	$21,833

Long-term debt at September 28, 2024 matures as follows:

2025	1,400
2026	1,413
2027	6,555
2028	1,180
2029	1,239
Thereafter	10,400
22,187
Less unamortized loan costs	(275)
$21,912

NOTE 11. DEBT (Continued)

As of September 28, 2024, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $20,494,000 (the “Institutional Loans”), of our total loans of approximately $21,912,000. As of September 28, 2024, the year-end fair value of our debt approximates carrying value.

In February 2023, we determined that as of December 31, 2022, we did not meet the required Post-Distribution Basic Fixed Charge Coverage Ratio (the “Post-Distribution/Fixed Charge Covenant”) contained in each of our six (6) loans (the “Institutional Loans”) with our unrelated third party institutional lender (the “Institutional Lender’). On February 23, 2023, we received from the Institutional Lender, a written waiver of the non-compliance with the Post-Distribution/Fixed Charge Covenant (the “Covenant Non-Compliance”), pursuant to which, among other things, the Institutional Lender waived (1) the non-compliance as of December 31, 2022 and (2) their right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us thereunder, resulting in the indebtedness under the Institutional Loans to be immediately due and payable, which would have had a material adverse effect on the Company. The Post-Distribution/Fixed Charge Covenant requires we maintain a ratio of at least 1.15 to 1.00 and for the twelve (12) months ended September 28, 2024 our ratio was calculated to be 1.62 to 1.00. As a result, our classification of debt is appropriate as of September 28, 2024.

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant located at 2505 N. University Drive, Building B, Hollywood, Florida (Store #19R), which had been closed since October 2, 2018 due to damage caused by a fire and re-opened March 26, 2024. The contract totaled $2,515,000 and through our fiscal year 2024 we agreed to change orders increasing the total contract price by $1,512,000 to $4,027,000, of which $3,905,000 has been paid through September 28, 2024. Subsequent to the end of our fiscal year 2024, we agreed to final change orders increasing the total contract price by $3,000 to $4,030,000 and the balance of the contract price of $125,000 has been paid subsequent to the end of our fiscal year 2024.

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

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

The components of lease expense are as follows:

	(in thousands)
	52 Weeks	52 Weeks
	Ended September 28, 2024	Ended September 30, 2023
Operating Lease Expense, which is included in occupancy costs	$3,852	$3,822

Variable Lease Expense, which is included in occupancy costs	$918	$1,035
	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	September 28, 2024	September 30, 2023

Assets
Operating lease assets	$26,828	$26,987

Liabilities
Operating lease current liabilities	$2,467	$2,385
Operating lease non-current liabilities	$25,847	$25,850

Weighted Average Remaining Lease Term:
Operating Leases	10.17 Years	9.86 Years

Weighted Average Discount:
Operating leases	5.02%	4.75%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2025	3,776
2026	3,860
2027	3,765
2028	3,780
2029	3,800
Thereafter	20,231

Total lease payments (undiscounted cash flows)	39,212
Less imputed interest	(10,898)
Total operating lease liabilities	$28,314

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2025, at a prescribed cost, which we believe is competitive. For calendar year 2024, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $7.0 million of “2.25 & Down Baby Back Ribs” during calendar year 2024, at a prescribed cost, which we also believe is competitive. The increase in our cost of baby back ribs for calendar year 2025 compared to calendar year 2024 is due to our purchase of larger sized baby back ribs and the purchase of baby back ribs for Store #19R, Hollywood, Florida for the entire calendar year, offset by a decrease in market price.

Flanigan’s Fish Company, LLC

As of September 28, 2024, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”), supplies certain fish to all of our restaurants. Since we hold the controlling interest in FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Franchise Program

At September 28, 2024 and September 30, 2023, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2024 and 2023, we earned royalties of $1,195,000 and $1,163,000, respectively, from our related franchises, which royalties are included in Franchise-related revenues in our Consolidated Statements of Income. We are not currently offering or accepting new franchises.

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements/Bonuses

As of September 28, 2024 and September 30, 2023, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management, (the “Officers Bonus”). Officers Bonuses for our fiscal years 2024 and 2023 amounted to approximately $1,434,000 and $1,604,000, respectively.

Our Board of Directors also approved an additional annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer (the “Restaurant Bonus’'). Restaurant Bonuses for our fiscal years 2024 and 2023 amounted to approximately $1,037,000 and $1,090,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized and paid on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 28, 2024 and September 30, 2023, we generated $200,000 and $400,000 of revenue, respectively, from providing these management services.

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

NOTE 13. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements

At September 28, 2024, we had one variable rate instrument outstanding that is impacted by changes in interest rates. The interest rate of our variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”). Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with our unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently party to the following interest rate swap agreement:

(i) The interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. Due to the change in the interest rate on the $8.9M Loan, on November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. We determined that the interest rate swap agreement is an effective hedging agreement and changes in fair value are adjusted quarterly.

NOTE 14. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2024 and 2023, we did not purchase any shares of our common stock. As of September 28, 2024, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share. The Internal Revenue Service imposes a 1.0% tax on stock repurchases after December 31, 2022 over $1,000,000 within a fiscal year.

NOTE 15. BUSINESS SEGMENTS

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the years ended September 28, 2024 and September 30, 2023, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

NOTE 15. BUSINESS SEGMENTS (Continued)

For the Fiscal Year Ended September 28, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$114,795	$—	$—	$—	$114,795
Intersegment revenues	4,141	—	—	(4,141)	—
Restaurant bar sales	30,010	—	—	—	30,010
Package goods sales	—	40,497	—	—	40,497
TOTAL REVENUE:	148,946	40,497	—	(4,141)	185,302
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	49,862	30,128	—	—	79,990
Intersegment cost of merchandise sold	4,141	—	—	(4,141)	—
TOTAL COST OF MERCHANDISE SOLD:	54,003	30,128	—	(4,141)	79,990
GROSS PROFIT:	94,943	10,369	—	—	105,312

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,693	—	1,693
Intersegment franchise-related revenues	—	—	5,845	(5,845)	—
Rental income	—	—	1,105	—	1,105
Intersegment rental income	—	—	849	(849)	—
Intersegment partnership income	—	—	1,156	(1,156)	—
Other revenues	165	—	56	—	221
TOTAL ADDITIONAL REVENUES:	165	—	10,704	(7,850)	3,019

ADDITIONAL EXPENSES:
Payroll and related costs	49,024	3,153	7,172	—	59,349
Intersegment payroll costs	—	(24)	—	24	—
Operating expenses	20,517	2,704	1,671	—	24,892
Intersegment operating expenses	2,431	—	3,173	(5,604)	—
Occupancy costs	6,534	980	572	—	8,086
Intersegment occupancy costs	665	184	—	(849)	—
Selling, general and administrative expenses	1,232	170	3,938	—	5,340
Intersegment selling, general and administrative expenses	—	—	286	(286)	—
Depreciation and amortization	3,216	499	553	—	4,268

TOTAL ADDITIONAL EXPENSES:	83,619	7,666	17,365	(6,715)	101,935

Income from Operations	11,489	2,703	(6,661)	(1,135)	6,396

OTHER INCOME (EXPENSE):
Interest expense	—	—	(1,019)	—	(1,019)
Intersegment interest expense	—	—	(8)	8	—
Interest and other income	22	82	103	—	207
Intersegment interest and other income	—	20	8	(28)	—
Gain on sale of property and equipment	—	—	2	—	2
	22	102	(914)	(20)	(810)

Income (loss) before provision for income taxes:	11,511	2,805	(7,575)	(1,155)	5,586

Provision for income taxes	—	—	(286)	—	(286)

Net Income	11,511	2,805	(7,861)	(1,155)	5,300

Less: Net Income attributable to noncontrolling interests	(1,944)	—	—	—	(1,944)

Net Income Attributable to Flanigan's Enterprises, Inc.	$9,567	$2,805	$(7,861)	$(1,155)	$3,356

NOTE 15. BUSINESS SEGMENTS (Continued)

For the Fiscal Year Ended September 30, 2023

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$107,238	$—	$—	$—	$107,238
Intersegment revenues	3,919	—	—	(3,919)	—
Restaurant bar sales	29,000	—	—	—	29,000
Package goods sales	—	35,187	—	—	35,187
TOTAL REVENUE:	140,157	35,187	—	(3,919)	171,425
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	45,488	25,810	—	—	71,298
Intersegment cost of merchandise sold	3,919	—	—	(3,919)	—
TOTAL COST OF MERCHANDISE SOLD:	49,407	25,810	—	(3,919)	71,298
GROSS PROFIT:	90,750	9,377	—	—	100,127

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,857	—	1,857
Intersegment franchise-related revenues	—	—	6,600	(6,600)	—
Rental income	—	—	951	—	951
Intersegment rental income	—	—	825	(825)	—
Intersegment partnership income	—	—	1,312	(1,312)	—
Other revenues	160	—	3	—	163
TOTAL ADDITIONAL REVENUES:	160	—	11,548	(8,737)	2,971

ADDITIONAL EXPENSES:
Payroll and related costs	46,561	2,944	7,102	—	56,607
Intersegment payroll costs	—	(25)	—	25	—
Operating expenses	19,525	2,663	1,470	—	23,658
Intersegment operating expenses	2,312	—	4,060	(6,372)	—
Occupancy costs	6,233	853	480	—	7,566
Intersegment occupancy costs	661	164	—	(825)	—
Selling, general and administrative expenses	1,116	177	3,389	—	4,682
Intersegment selling, general and administrative expenses	—	—	273	(273)	—
Depreciation and amortization	2,646	468	447	—	3,561

TOTAL ADDITIONAL EXPENSES:	79,054	7,244	17,221	(7,445)	96,074

Income from Operations	11,856	2,133	(5,673)	(1,292)	7,024

OTHER INCOME (EXPENSE):
Interest expense	—	—	(1,067)	—	(1,067)
Intersegment interest expense	—	—	(8)	8	—
Interest and other income	6	58	44	—	108
Intersegment interest and other income	—	20	8	(28)	—
	6	78	(1,023)	(20)	(959)

Income (loss) before provision for income taxes:	11,862	2,211	(6,696)	(1,312)	6,065

Provision for income taxes	—	—	(649)	—	(649)

Net Income	11,862	2,211	(7,345)	(1,312)	5,416

Less: Net Income attributable to noncontrolling interests	(1,417)	—	—	—	(1,417)

Net Income Attributable to Flanigan's Enterprises, Inc.	$10,445	$2,211	$(7,345)	$(1,312)	$3,999

NOTE 15. BUSINESS SEGMENTS (Continued)

	(in thousands)
	For the Fiscal Year Ended
	September 28,	September 30,
	2024	2023
Capital Expenditures:
Restaurants	$4,986	$7,440
Package stores	197	3,855
Corporate	864	9,279
Consolidated Totals	$6,047	$20,574

	(in thousands)
	September 28,	September 30,
	2024	2023
Identifiable Assets:
Restaurants	$77,613	$76,575
Package stores	23,084	23,714
Corporate	41,385	45,480
Consolidated Totals	$142,082	$145,769

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2024 and 2023.

	(in thousands)
	Quarter Ended
	December 30, 2023	March 30, 2024	June 29, 2024	Sep. 28, 2024
Revenues	$45,140	$48,069	$49,102	$46,010
Income from operations	792	2,685	2,287	632
Net income attributable to stockholders	109	1,942	1,121	184
Net income per share – basic and diluted	0.06	1.04	0.60	0.10
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	(in thousands)
	Quarter Ended
	December 31, 2022	April 1, 2023	July 1, 2023	September 30, 2023
Revenues	$41,861	$43,803	$45,372	$43,360
Income from operations	1,197	2,711	2,700	416
Net income (loss) attributable to stockholders	624	1,897	1,605	(127)
Net income (loss) per share – basic and diluted	0.34	1.02	0.86	(0.07)
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 17. 401(k) PLAN

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 28, 2024 and September 30, 2023, the Board of Directors approved discretionary matching contributions totaling $74,000 and $70,000, respectively.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to the end of our fiscal year 2024, we entered into a new Master Services Agreement with our current vendor for a period of one (1) year effective January 1, 2025, with Company options of four (4) one (1) year renewal options to extend the term of the same.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as provided above, no events required disclosure.

Subsequent to the end of our fiscal year 2024, for the policy year commencing December 30, 2024, we bound coverage on the following property, general liability, auto, excess liability, and terrorism policies with premiums totaling approximately $4,014,000 of which property, general liability, excess liability and terrorism insurance includes coverage for our franchises and our managed restaurant (of approximately $867,000), which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2024, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2024, the self-insured retention per occurrence is $50,000. The one (1) year general liability insurance premium is in the amount of $479,000;

(ii)        For the policy year beginning December 30, 2024, the general liability insurance for our limited partnerships, including franchisees and the managed restaurant is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2024, the self-insured retention per occurrence is $10,000. The one (1) year general liability insurance premium is in the amount of $1,099,000;

(iii)       For the policy year beginning December 30, 2024, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $234,000;

(iv)       For the policy year beginning December 30, 2024, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,317,000;

(v)       For the policy year beginning December 30, 2024, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $866,000; and

(vi)       For the policy year beginning December 30, 2024, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

Of the $4,014,000 annual premium amounts, which includes coverage for our franchises and our managed restaurant which are not included in our consolidated financial statements, we will pay the annual premium amounts in full with no financing due to high interest rates.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as provided above, no events required disclosure.