Form 10-Q
period 2024-12-28
FLANIGANS ENTERPRISES INC
filed 2025-02-11
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission File Number 001-06836

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 10, 2025 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	December 28, 2024	December 30, 2023
REVENUES:
Restaurant food sales	$29,126	$26,355
Restaurant bar sales	7,962	7,463
Package store sales	12,435	10,602
Franchise related revenues	431	418
Rental income	267	253
Other revenues	41	49
	50,262	45,140
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	13,029	11,831
Package goods	9,481	7,880
Payroll and related costs	15,746	14,385
Operating expenses	6,554	5,913
Occupancy costs	1,954	2,164
Selling, general and administrative expenses	1,494	1,193
Depreciation and amortization	1,146	981
	49,404	44,347
Income from Operations	858	793
OTHER INCOME (EXPENSE):
Interest expense	(250)	(262)
Interest and other income	59	45
	(191)	(217)

Income before benefit (provision) for income taxes	667	576

(Provision) benefit for income taxes	(35)	18

Net Income	632	594

Less: Net Income attributable to noncontrolling interests	(577)	(485)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$55	$109

Net Income Per Common Share:
Basic and Diluted	$0.03	$0.06

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended
	December 28,	December 30,
	2024	2023
Net Income:	$632	$594
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	331	(338)
Total Comprehensive Income	$963	$256

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2024 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

ASSETS	December 28, 2024	September 28, 2024

Current Assets:

Cash and cash equivalents	$27,322	$21,402
Prepaid income taxes	135	170
Other receivables	1,191	1,063
Inventories	7,495	7,020
Prepaid expenses	844	1,874

Total current assets	36,987	31,529

Property and equipment, net	81,330	81,747

Right-of-use assets, operating leases	26,176	26,828

Investment in limited partnerships	275	274

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	61	68
Deposits on property and equipment	59	57
Other	720	311

Total other assets	2,108	1,704

Total assets	$146,876	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2024 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 28, 2024	September 28, 2024

Current Liabilities:

Accounts payable and accrued expenses	$9,033	$7,213
Accrued compensation	2,786	1,798
Due to franchisees	4,127	4,149
Current portion of long-term debt	1,418	1,400
Operating lease liabilities, current	2,538	2,467
Deferred revenue	5,478	2,897
Total current liabilities	25,380	19,924

Long-Term Debt, Net of Current Portion	20,169	20,512

Operating lease liabilities, non-current	25,197	25,847
Deferred tax liabilities	501	389

Total liabilities	71,247	66,672

Commitments and contingencies Note 7
Stockholders' Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	60,729	60,674
Accumulated other comprehensive income	290	(41)
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	61,602	61,216
Noncontrolling interests	14,027	14,194
Total stockholders' equity	75,629	75,410

Total liabilities and stockholders' equity	$146,876	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

(in thousands, except share amounts)

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)

Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	594
Other comprehensive loss	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)

Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

(in thousands)

	December 28, 2024	December 30, 2023
Cash Flows from Operating Activities:
Net income	$632	$594
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,146	981
Amortization of leasehold interests	7	5
Amortization of operating lease right-of-use assets	652	677
Loss on abandonment of property and equipment	4	1
Amortization of deferred loan costs	9	9
Income from unconsolidated limited partnership	(5)	(5)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(156)	50
Prepaid income taxes	35	(18)
Inventories	(475)	(479)
Prepaid expenses	1,030	860
Other assets	34	15
Increase (decrease) in:
Accounts payable and accrued expenses	2,808	(444)
Operating lease liabilities	(579)	(582)
Due to franchisees	(22)	(431)
Deferred revenue	2,581	2,217
Net cash and cash equivalents provided by operating activities	7,701	3,450

Cash Flows from Investing Activities:
Purchase of property and equipment	(736)	(660)
Purchase of construction in progress	—	(29)
Deposits on property and equipment	(13)	(71)
Purchase of leaseholds	—	(31)
Proceeds from sale of property and equipment	12	9
Proceeds from insurance recovery	30	—
Distributions from unconsolidated limited partnership	4	8
Net cash and cash equivalents used in investing activities	(703)	(774)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

(in thousands)

(Continued)

	December 28, 2024	December 30, 2023
Cash Flows from Financing Activities:
Payments on long-term debt	(334)	(321)
Purchase of noncontrolling limited partnership interest	(4)	—
Distributions to limited partnerships’ noncontrolling interests	(740)	(990)
Net cash and cash equivalents used in financing activities	(1,078)	(1,311)
Net Increase in Cash and Cash Equivalents	5,920	1,365
Cash and Cash Equivalents - Beginning of Period	21,402	25,532
Cash and Cash Equivalents - End of Period	$27,322	$26,897
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$205	$262
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase (decrease) in fair value of interest rate swap	$443	$(453)
Purchase deposits capitalized to property and equipment	$9	$115
Construction in progress transferred to property and equipment	$—	$379
Property and equipment and construction in progress in accounts payable and accrued expenses	$—	$574

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 28, 2024 and December 30, 2023 is unaudited. Financial information as of September 28, 2024 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the accounts of the ten limited partnerships in which we act as general partner and have controlling interests. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the ten limited partnerships.

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

Certain amounts in the prior year Unaudited Condensed Consolidated Statement of Income and segment disclosures for interim reporting have been reclassified herein to conform to the presentation of the thirteen weeks ended December 28, 2024 Unaudited Condensed Consolidated Statement of Income and segment disclosures for interim reporting, which did not have a material impact on our net income.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of December 28, 2024 and December 30, 2023, no stock options or other potentially dilutive securities were outstanding and, accordingly, there is no difference in basic and diluted per share amounts.

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

Recently Issued

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU will be effective for the Company for our fiscal year 2026 annual reporting period, with the guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. This ASU will be effective for the Company for our fiscal year 2027 annual reporting period, with guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe may have a material effect on our condensed consolidated financial statements.

(4) INCOME TAXES:

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The Company’s income tax expense computed at the statutory federal rate of 21% differs from its effective tax rate primarily due to state income taxes, noncontrolling interests, and income tax credits.

(5) DEFERRED REVENUE

Changes in deferred revenue on the consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478

September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635
Revenue deferred	3,276	1,299	7	484	—	5,066
Revenue recognized	(2,090)	(364)	—	(395)	—	(2,849)
December 30, 2023	$2,401	$935	$86	$1,430	$—	$4,852

The Holiday Promo revenue recognized in Q1 2025 and Q1 2024 pertains to the breakage upon issuance of the promotional cards.

(6) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2025, for the policy year commencing December 30, 2024, we obtained coverage on the following general liability, auto, property, excess liability and terrorism policies with premiums totaling approximately $4,010,000, of which general liability, property, excess liability and terrorism insurance includes coverage for our franchises (of approximately $867,000), which are not included in our condensed consolidated financial statements:

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

(iii)       For the policy year beginning December 30, 2024, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $231,000;

(iv)       For the policy year beginning December 30, 2024, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,316,000;

(v)       For the policy year beginning December 30, 2024, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $866,000; and

(vi)       For the policy year beginning December 30, 2024, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000.

We paid the $4,010,000 annual premium amounts on January 13, 2025 and January 21, 2025, which includes coverage for our franchises which are not included in our condensed consolidated financial statements.

(7) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor, but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor.

ERP Contract

In the third quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third-party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. The fee for the five year agreement will be paid to the unrelated third-party vendor over a period of five years, with a deferral of any payments for the first six months of the agreement. We expect the implementation of NetSuite to be complete and functional during the third quarter of our fiscal year 2025.

In the third quarter of our fiscal year 2024, we also entered into an agreement with an unrelated third-party implementation partner for the implementation of NetSuite. The fee for its implementation services will be approximately $237,000, payable as hourly services are performed and billed. As of the end of the first quarter of our fiscal year 2025 we have paid this implementation partner $218,000 and subsequent to the end of the first quarter of our fiscal year 2025 we paid an additional $12,000.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 47 years, some of which include options to renew and extend the lease terms for up to an additional 24 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended December 28, 2024	Ended December 30, 2023
Operating Lease Expense, which is included in occupancy costs	$990	$1,000

Variable Lease Expense, which is included in occupancy costs	$247	$234

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	December 28, 2024	September 28, 2024

Assets
Operating lease assets	$26,176	$26,828

Liabilities
Operating lease current liabilities	$2,538	$2,467
Operating lease non-current liabilities	$25,197	$25,847

Weighted Average Remaining Lease Term:
Operating Leases	9.92 Years	10.17 Years

Weighted Average Discount:
Operating leases	5.02%	5.02%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2025 (39 weeks remaining)	$2,859
2026	3,860
2027	3,765
2028	3,780
2029	3,800
Thereafter	20,231

Total lease payments (undiscounted cash flows)	38,295
Less imputed interest	(10,560)
Total operating lease liabilities	$27,735

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

(8) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended December 28, 2024 and December 30, 2023, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended December 28, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$29,126	$—	$—	$—	$29,126
Intersegment revenues	1,012	—	—	(1,012)	—
Restaurant bar sales	7,962	—	—	—	7,962
Package goods sales	—	12,435	—	—	12,435
TOTAL REVENUE:	38,100	12,435	—	(1,012)	49,523
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,029	9,481	—	—	22,510
Intersegment cost of merchandise sold	1,012	—	—	(1,012)	—
TOTAL COST OF MERCHANDISE SOLD:	14,041	9,481	—	(1,012)	22,510
GROSS PROFIT:	24,059	2,954	—	—	27,013

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	431	—	431
Intersegment franchise-related revenues	—	—	1,441	(1,441)	—
Rental income	—	—	267	—	267
Intersegment rental income	—	—	214	(214)	—
Intersegment partnership income	—	—	249	(249)	—
Other revenues	32	—	9	—	41
TOTAL ADDITIONAL REVENUES:	32	—	2,611	(1,904)	739

ADDITIONAL EXPENSES:
Payroll and related costs	13,122	902	1,722	—	15,746
Operating expenses	5,387	721	446	—	6,554
Intersegment operating expenses	614	—	755	(1,369)	—
Occupancy costs	1,593	214	147	—	1,954
Intersegment occupancy costs	166	48	—	(214)	—
Selling, general and administrative expenses	484	36	974	—	1,494
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	880	125	141	—	1,146

TOTAL ADDITIONAL EXPENSES:	22,246	2,046	4,257	(1,655)	26,894

Income from Operations	1,845	908	(1,646)	(249)	858

OTHER INCOME (EXPENSE):
Interest expense	—	—	(250)	—	(250)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	16	39	—	59
Intersegment interest and other income	—	—	2	(2)	—
Gain on sale of property and equipment	—	—	—	—	—
	4	16	(211)	—	(191)

Income (loss) before provision for income taxes:	1,849	924	(1,857)	(249)	667

Provision for income taxes	—	—	(35)	—	(35)

Net Income	1,849	924	(1,892)	(249)	632

Less: Net Income attributable to noncontrolling interests	(577)	—	—	—	(577)

Net Income Attributable to Flanigan's Enterprises, Inc.	$1,272	$924	$(1,892)	$(249)	$55

Thirteen Weeks Ended December 30, 2023

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$26,355	$—	$—	$—	$26,355
Intersegment revenues	957	—	—	(957)	—
Restaurant bar sales	7,463	—	—	—	7,463
Package goods sales	—	10,602	—	—	10,602
TOTAL REVENUE:	34,775	10,602	—	(957)	44,420
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	11,831	7,880	—	—	19,711
Intersegment cost of merchandise sold	957	—	—	(957)	—
TOTAL COST OF MERCHANDISE SOLD:	12,788	7,880	—	(957)	19,711
GROSS PROFIT:	21,987	2,722	—	—	24,709

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	418	—	418
Intersegment franchise-related revenues	—	—	1,559	(1,559)	—
Rental income	—	—	253	—	253
Intersegment rental income	—	—	208	(208)	—
Intersegment partnership income	—	—	232	(232)	—
Other revenues	41	—	8	—	49
TOTAL ADDITIONAL REVENUES:	41	—	2,678	(1,999)	720

ADDITIONAL EXPENSES:
Payroll and related costs	11,932	843	1,610	—	14,385
Intersegment payroll costs	—	(6)	—	6	—
Operating expenses	4,885	630	398	—	5,913
Intersegment operating expenses	603	—	895	(1,498)	—
Occupancy costs	1,727	280	157	—	2,164
Intersegment occupancy costs	165	43	—	(208)	—
Selling, general and administrative expenses	208	50	935	—	1,193
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	723	127	131	—	981

TOTAL ADDITIONAL EXPENSES:	20,243	1,967	4,198	(1,772)	24,636

Income from Operations	1,785	755	(1,520)	(227)	793

OTHER INCOME (EXPENSE):
Interest expense	—	—	(262)	—	(262)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	9	18	18	—	45
Intersegment interest and other income	—	5	2	(7)	—
	9	23	(244)	(5)	(217)

Income (loss) before provision for income taxes:	1,794	778	(1,764)	(232)	576

Benefit for income taxes	—	—	18	—	18

Net Income	1,794	778	(1,746)	(232)	594

Less: Net Income attributable to noncontrolling interests	(485)	—	—	—	(485)

Net Income Attributable to Flanigan's Enterprises, Inc.	$1,309	$778	$(1,746)	$(232)	$109

	(in thousands)
	Thirteen Weeks Ended
	December 28,	December 30,
	2024	2023
Capital Expenditures:
Restaurants	$519	$1,144
Package stores	122	47
Corporate	104	187
Consolidated Totals	$745	$1,378

	(in thousands)
	December 28,	September 28,
	2024	2024
Identifiable Assets:
Restaurants	$75,840	$77,613
Package stores	23,435	23,084
Corporate	47,601	41,385
Consolidated Totals	$146,876	$142,082

(9) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date the unaudited condensed financial statements were issued and no events required adjustments or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 28, 2024, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 28, 2024 and as compared to September 28, 2024. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	December 28, 2024	September 28, 2024
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of December 28, 2024, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 28, 2024		December 30, 2023
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$29,126	58.81	$26,355	59.33
Restaurant bar sales	7,962	16.08	7,463	16.80
Package store sales	12,435	25.11	10,602	23.87

Total Sales	$49,523	100.00	$44,420	100.00

Franchise related revenues	431		418
Rental income	267		253
Other revenues	41		49

Total Revenue	$50,262		$45,140

Comparison of Thirteen Weeks Ended December 28, 2024 and December 30, 2023.

Revenues. Total revenue for the thirteen weeks ended December 28, 2024 increased $5,122,000 or 11.35% to $50,262,000 from $45,140,000 for the thirteen weeks ended December 30, 2023 due primarily to increased package liquor store and restaurant sales, increased menu prices and revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024. Effective December 4, 2024 we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. Effective August 25, 2024, we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $29,126,000 for the thirteen weeks ended December 28, 2024 as compared to $26,355,000 for the thirteen weeks ended December 30, 2023. The increase in restaurant food sales during the thirteen weeks ended December 28, 2024 as compared to restaurant food sales during the thirteen weeks ended December 30, 2023 is attributable to the Recent Price Increases and restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended December 28, 2024 and December 30, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $2,099,000 and $2,007,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 4.58%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $873,000 and $838,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 4.18%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,226,000 and $1,170,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 4.79%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,962,000 for the thirteen weeks ended December 28, 2024 as compared to $7,463,000 for the thirteen weeks ended December 30, 2023. The increase in restaurant bar sales during the thirteen weeks ended December 28, 2024 is primarily due to the Recent Price Increases and the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended December 28, 2024 and December 30, 2023 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $584,000 and $574,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 1.74%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $244,000 and $235,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 3.83%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $340,000 and $339,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, an increase of 0.29%. We expect that restaurant bar sales for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,435,000 for the thirteen weeks ended December 28, 2024 as compared to $10,602,000 for the thirteen weeks ended December 30, 2023, an increase of $1,833,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $957,000 and $816,000 for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, an increase of 17.28%. We expect that package liquor store sales for the balance of our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended December 28, 2024 increased $5,057,000 or 11.40% to $49,404,000 from $44,347,000 for the thirteen weeks ended December 30, 2023. The increase was primarily due to increased payroll, an expected general increase in food costs, costs and expenses incurred from the opening of our Company-owned restaurant in Hollywood Florida (Store #19R) during the second quarter of our fiscal year 2024, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2025. Costs and expenses increased as a percentage of total revenue to approximately 98.29% for the thirteen weeks ended December 28, 2024 from 98.24% for the thirteen weeks ended December 30, 2023.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 28, 2024 increased to $24,059,000 from $21,987,000 for the thirteen weeks ended December 30, 2023. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), decreased to 64.87% for the thirteen weeks ended December 28, 2024 as compared to 65.02% for the thirteen weeks ended December 30, 2023 due primarily to higher food costs, partially offset by the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 28, 2024 increased to $2,945,000 from $2,722,000 for the thirteen weeks ended December 30, 2023. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 23.76% for the thirteen weeks ended December 28, 2024 and 25.67% for the thirteen weeks ended December 30, 2023. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 28, 2024 increased $1,361,000 or 9.46% to $15,746,000 from $14,385,000 for the thirteen weeks ended December 30, 2023. Payroll and related costs for the thirteen weeks ended December 28, 2024 were higher due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 31.33% in the thirteen weeks ended December 28, 2024 and 31.87% of total revenue in the thirteen weeks ended December 30, 2023.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended December 28, 2024 increased $641,000 or 10.84% to $6,554,000 from $5,913,000 for the thirteen weeks ended December 30, 2023 due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024, inflation and otherwise to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended December 28, 2024 decreased $210,000 or 9.70% to $1,954,000 from $2,164,000 for the thirteen weeks ended December 30, 2023 partially due to the decrease in the Florida state sales tax and a smaller reconciliation increase in property tax for the calendar year 2024 in the first quarter of fiscal year 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 28, 2024 increased $301,000 or 25.23% to $1,494,000 from $1,193,000 for the thirteen weeks ended December 30, 2023 due primarily to increased television and radio advertising costs. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended December 28, 2024 to 2.97% as compared to 2.64% for the thirteen weeks ended December 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended December 28, 2024 increased $165,000 or 16.82% to $1,146,000 from $981,000 from the thirteen weeks ended December 30, 2023. This increase is driven by the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. As a percentage of total revenue, depreciation and amortization expense was 2.28% of revenue in the thirteen weeks ended December 28, 2024 and 2.17% of revenue in the thirteen weeks ended December 30, 2023.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 28, 2024 decreased $12,000 to $250,000 from $262,000 for the thirteen weeks ended December 30, 2023.

Income Taxes. Income tax for the thirteen weeks ended December 28, 2024 was an expense of $35,000, as compared to a benefit of $18,000 for the thirteen weeks ended December 30, 2023. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended December 28, 2024 increased $38,000 or 6.40% to $632,000 from $594,000 for the thirteen weeks ended December 30, 2023 due primarily to the Recent Prices Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the thirteen weeks ended December 28, 2024, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended December 28, 2024 is 1.26%, as compared to 1.32% for the thirteen weeks ended December 30, 2023.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirteen weeks ended December 28, 2024 decreased $54,000 or 49.54 % to $55,000 from $109,000 for the thirteen weeks ended December 30, 2023 due primarily to higher food costs and overall increased expenses and more income attributable to noncontrolling interests during the thirteen weeks ended December 28, 2024. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended December 28, 2024 is 0.11%, as compared to 0.24% for the thirteen weeks ended December 30, 2023.

Menu Price Increases and Trends

During the thirteen weeks ended December 28, 2024, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. During our fiscal year 2024, we increased menu prices for our bar offerings (effective August 25, 2024) to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the second quarter of our fiscal year 2023.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of December 28, 2024, we had cash and cash equivalents of approximately $27,322,000, an increase of $5,920,000 from our cash balance of $21,402,000 as of September 28, 2024. The increase in cash as of December 28, 2024 was primarily due to the timing of payments associated with accrued expenses.

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

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks ended December 28, 2024 and December 30, 2023.

	---------Thirteen Weeks Ended--------
	December 28, 2024	December 30, 2023
	(in thousands)

Net cash provided by operating activities	$7,701	$3,450
Net cash used in investing activities	(703)	(774)
Net cash used in financing activities	(1,078)	(1,311)

Net Increase in Cash and Cash Equivalents	5,920	1,365

Cash and Cash Equivalents, Beginning	21,402	25,532

Cash and Cash Equivalents, Ending	$27,322	$26,897

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2025 or the first quarter of our fiscal year 2024. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended December 28, 2024, we acquired property and equipment of $745,000, (of which $9,000 was purchase deposits transferred to property and equipment), including $87,000 for renovations to one (1) Company-owned package location. During the thirteen weeks ended December 30, 2023, we acquired property and equipment and construction in progress of $1,378,000, (of which $115,000 was purchase deposits transferred to property and equipment and $574,000 was construction in progress in accounts payable), including $233,000 for renovations to two (2) Company owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2025 will be approximately $550,000, although capital expenditures for our refurbishing program for fiscal year 2025 may be significantly higher.

Long-Term Debt

As of December 28, 2024, we had long-term debt (including the current portion) of $21,587,000, as compared to $21,912,000 as of September 28, 2024.

As of December 28, 2024, we are in compliance with all of the covenants contained in our loan agreements.

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

While we anticipate purchasing all of our rib supply from the new rib vendor, we believe there are several other alternative vendors available, if needed.

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor, but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended December 28, 2024, and our fiscal year ended September 28, 2024.

Item	December 28, 2024	September 28, 2024
	(in thousands)

Current Assets	$36,987	$31,529
Current Liabilities	25,380	19,924
Working Capital	$11,607	$11,605

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

Critical Accounting Policies

During the thirteen weeks ended December 28, 2024, we have not made any change to our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 28, 2024 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. We use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 28, 2024, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with an unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We are currently a party to an interest rate swap agreement entered into in September 2022 relating to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap required us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. Due to the change in the interest rate on the $8.9M Loan, on November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. We determined that the interest rate swap agreement is an effective hedging agreement and changes in fair value are adjusted quarterly.

During the thirteen weeks ended December 28, 2024, we had approximately an aggregate principal amount of $1,039,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 4.25% and 4.5%. Otherwise, at December 28, 2024, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase in interest rates will not have a material adverse effect on our operations.

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

As of December 28, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 28, 2024.

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

We currently do not have adequate internal controls to ensure the timely and accurate recognition of deferred revenues associated with promotional gift cards that are provided in conjunction with certain sales from time to time, including during holiday periods. During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we became aware of certain errors made by management in overstating restaurant revenues and understating deferred revenue liabilities, which constituted a material weakness in our internal controls. We intend to begin the process of addressing this material weakness over the next several months.

The material weaknesses identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. However, as a result of this finding, during the first quarter of our fiscal year 2025, we began the process of addressing these material weaknesses to our controls.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 28, 2024, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 8 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2024 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 28, 2024 and December 30, 2023, we did not purchase any shares of our common stock. As of December 28, 2024, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the thirteen weeks ended December 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

FLANIGAN’S ENTERPRISES, INC.

Date: February 11, 2025	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)