Form 10-Q
period 2025-03-29
FLANIGANS ENTERPRISES INC
filed 2025-05-19
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of May 16, 2025 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
REVENUES:
Restaurant food sales	$32,586	$29,356	$61,712	$55,711
Restaurant bar sales	8,194	7,740	16,156	15,203
Package store sales	12,051	10,140	24,486	20,742
Franchise related revenues	459	445	890	863
Rental income	273	313	540	566
Other revenues	69	75	110	124
	53,632	48,069	103,894	93,209
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	13,365	12,210	26,394	24,041
Package goods	8,669	7,492	18,150	15,372
Payroll and related costs	16,184	14,972	31,930	29,357
Operating expenses	7,057	6,383	13,611	12,297
Occupancy costs	2,103	1,930	4,057	4,094
Selling, general and administrative expenses	1,458	1,386	2,952	2,579
Depreciation and amortization	1,161	1,011	2,307	1,992
	49,997	45,384	99,401	89,732
Income from Operations	3,635	2,685	4,493	3,477
OTHER INCOME (EXPENSE):
Interest expense	(235)	(255)	(485)	(517)
Interest and other income	257	39	316	85
	22	(216)	(169)	(432)

Income before benefit (provision) for income taxes	3,657	2,469	4,324	3,045

(Provision) benefit for income taxes	(311)	55	(346)	73

Net Income	3,346	2,524	3,978	3,118

Less: Net Income attributable to noncontrolling interests	(656)	(582)	(1,233)	(1,067)

Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$2,690	$1,942	$2,745	$2,051

Net Income Per Common Share:
Basic and Diluted	$1.45	$1.04	$1.48	$1.10

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Net Income:	$3,346	$2,524	$3,978	$3,118
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	—	123	331	(215)
Reclassification of gains from interest rate swap to interest and other income, net of tax	(331)	—	(331)	—
Total Comprehensive Income	$3,015	$2,647	$3,978	$2,903

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2025 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

ASSETS	March 29, 2025	September 28, 2024

Current Assets:

Cash and cash equivalents	$22,973	$21,402
Short-term investments	244	—
Prepaid income taxes	—	170
Other receivables	489	1,063
Inventories	7,291	7,020
Prepaid expenses	3,195	1,874

Total current assets	34,192	31,529

Property and equipment, net	81,117	81,747

Right-of-use assets, operating leases	25,766	26,828

Investment in limited partnerships	295	274

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	55	68
Deposits on property and equipment	91	57
Other	523	311

Total other assets	1,937	1,704

Total assets	$143,307	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2025 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 29, 2025	September 28, 2024

Current Liabilities:

Accounts payable and accrued expenses	$6,205	$7,213
Accrued compensation	2,404	1,798
Income tax payable	76	—
Due to franchisees	4,045	4,149
Current portion of long-term debt	1,429	1,400
Operating lease liabilities, current	2,545	2,467
Other current liabilities	396	—
Deferred revenue	3,166	2,897
Total current liabilities	20,266	19,924

Long-Term Debt, Net of Current Portion	19,818	20,512

Operating lease liabilities, non-current	24,825	25,847
Deferred tax liabilities	501	389

Total liabilities	65,410	66,672

Commitments and contingencies Note 7
Stockholders' Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	63,419	60,674
Accumulated other comprehensive income	—	(41)
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	64,002	61,216
Noncontrolling interests	13,895	14,194
Total stockholders' equity	77,897	75,410

Total liabilities and stockholders' equity	$143,307	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED MARCH 29, 2025 AND MARCH 30, 2024

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)

Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

Net income	—	—	—	—	2,690	—	—	656	3,346
Reclassification of realized gain on interest rate swap to interest and other income, net of tax	—	—	—	(290)	—	—	—	—	(290)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)

Balance, March 29, 2025	4,197,642	$420	$6,240	$—	$63,419	2,338,995	$(6,077)	$13,895	$77,897

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	594
Other comprehensive loss	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)
Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

Net income	—	—	—	—	1,942	—	—	582	2,524
Other comprehensive income	—	—	—	123	—	—	—		123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(867)	(867)
Balance, March 30, 2024	4,197,642	$420	$6,240	$180	$60,298	2,338,995	$(6,077)	$14,899	$75,960

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 29, 2025 AND MARCH 30, 2024

(in thousands)

	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net income	$3,978	$3,118
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,307	1,992
Amortization of leasehold interests	13	12
Amortization of operating lease right-of-use assets	1,310	1,315
Gain on interest rate swap	(119)	—
Loss on abandonment of property and equipment	24	54
Amortization of deferred loan costs	18	18
Income from unconsolidated limited partnership	(29)	(30)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	546	(89)
Prepaid income taxes	170	(104)
Inventories	(271)	(189)
Prepaid expenses	(1,321)	(1,982)
Other assets	60	28
Increase (decrease) in:
Accounts payable and accrued expenses	(402)	(1,446)
Other current liabilities	396	—
Operating lease liabilities	(1,192)	(1,172)
Income taxes payable	76	—
Due to franchisees	(104)	(247)
Deferred revenue	269	855
Net cash and cash equivalents provided by operating activities	5,729	2,133

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,720)	(1,519)
Purchase of construction in progress	—	(1,594)
Deposits on property and equipment	(47)	(84)
Purchase of leaseholds	—	(31)
Proceeds from sale of property and equipment	30	55
Proceeds from insurance recovery	30	—
Distributions from unconsolidated limited partnership	8	12
Purchase of short-term investments	(244)	—
Net cash and cash equivalents used in investing activities	(1,943)	(3,161)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 29, 2025 AND MARCH 30, 2024

(in thousands)

(Continued)

	March 29, 2025	March 30, 2024
Cash Flows from Financing Activities:
Payments on long-term debt	(683)	(645)
Purchase of noncontrolling limited partnership interest	(4)	—
Distributions to limited partnerships’ noncontrolling interests	(1,528)	(1,857)
Net cash and cash equivalents used in financing activities	(2,215)	(2,502)
Net Increase (Decrease) in Cash and Cash Equivalents	1,571	(3,530)
Cash and Cash Equivalents - Beginning of Period	21,402	25,532
Cash and Cash Equivalents - End of Period	$22,973	$22,002
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$444	$517
Income taxes	$1	$31
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase (decrease) in fair value of interest rate swap	$443	$(288)
Purchase deposits capitalized to property and equipment	$11	$206
Purchase deposits transferred to construction in progress	$—	$715
Construction in progress transferred to property and equipment	$—	$7,676
Property and equipment and construction in progress in accounts payable and accrued expenses	$—	$280
Remeasurement of right-of-use operating lease	$248	$—

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEKS ENDED MARCH 29, 2025 AND MARCH 30, 2024

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the twenty-six weeks ended March 29, 2025 and March 30, 2024 is unaudited. Financial information as of September 28, 2024 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities, estimates relating to the calculation of incremental borrowing rates, the length of leases associated with right-of-use assets and corresponding liabilities and estimates relating to loyalty reward programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our condensed consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

Certain amounts in the prior year Unaudited Condensed Consolidated Statement of Income and segment disclosures for interim reporting have been reclassified herein to conform to the presentation of the twenty-six weeks ended March 29, 2025 unaudited financial statements and related disclosures for interim reporting, which did not have a material impact on our net income.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of March 29, 2025 and March 30, 2024, no stock options or other potentially dilutive securities were outstanding and, accordingly, there is no difference in basic and diluted per share amounts.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date of ASU 2024-03, which will be effective for the Company for our fiscal year 2027 annual reporting period, with guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe may have a material effect on our condensed consolidated financial statements.

(4) INCOME TAXES:

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The Company’s income tax expense computed at the statutory federal rate of 21% differs from its effective tax rate primarily due to state income taxes, noncontrolling interests, discrete tax expense resulting from a change in accounting principle, and income tax credits.

(5) DEFERRED REVENUE

Changes in deferred revenue on the consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478
Revenue deferred	107	298	9	172	7	593
Revenue recognized	(889)	(1,318)	—	(698)	—	(2,905)
March 29, 2025	$1,987	$59	$118	$995	$7	$3,166

September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635
Revenue deferred	3,276	1,299	7	484	—	5,066
Revenue recognized	(2,090)	(364)	—	(395)	—	(2,849)
December 30, 2023	$2,401	$935	$86	$1,430	$—	$4,852
Revenue deferred	100	256	6	180	7	549
Revenue recognized	(781)	(915)	—	(215)	—	(1,911)
March 30, 2024	$1,720	$276	$92	$1,395	$7	$3,490

The Holiday Promo revenue recognized in Q1 2025 and Q1 2024 pertains to the breakage upon issuance of the promotional cards.

(6) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2025, for the policy year commencing December 30, 2024, we obtained coverage on the following general liability, auto, property, excess liability and terrorism policies with premiums totaling approximately $4,010,000, of which general liability, property, excess liability and terrorism insurance includes coverage for our franchises (of approximately $911,000), which are not included in our condensed consolidated financial statements:

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

(7) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor.

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

In the third quarter of our fiscal year 2024, we also entered into an agreement with an unrelated third-party implementation partner for the implementation of NetSuite. The fee for its implementation services will be approximately $237,000, payable as hourly services are performed and billed. As of the end of the second quarter of our fiscal year 2025 we have paid this implementation partner $230,000.

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

Common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended March 29, 2025	Ended March 30, 2024
Operating Lease Expense, which is included in occupancy costs	$991	$949

Variable Lease Expense, which is included in occupancy costs	$219	$246

	(in thousands)
	26 Weeks	26 Weeks
	Ended March 29, 2025	Ended March 30, 2024
Operating Lease Expense, which is included in occupancy costs	$1,982	$1,949

Variable Lease Expense, which is included in occupancy costs	$461	$480

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	March 29, 2025	September 28, 2024

Assets
Operating lease assets	$25,766	$26,828

Liabilities
Operating lease current liabilities	$2,545	$2,467
Operating lease non-current liabilities	$24,825	$25,847

Weighted Average Remaining Lease Term:
Operating leases	9.92 Years	10.17 Years

Weighted Average Discount:
Operating leases	5.11%	5.02%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2025 (26 weeks remaining)	$1,911
2026	3,860
2027	3,765
2028	3,780
2029	3,800
Thereafter	20,960

Total lease payments (undiscounted cash flows)	38,076
Less imputed interest	(10,706)
Total operating lease liabilities	$27,370

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

(8) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Unaudited Condensed Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended March 29, 2025 and March 30, 2024, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended March 29, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$32,586	$—	$—	$—	$32,586
Intersegment revenues	1,092	—	—	(1,092)	—
Restaurant bar sales	8,194	—	—	—	8,194
Package goods sales	—	12,051	—	—	12,051
TOTAL REVENUE:	41,872	12,051	—	(1,092)	52,831
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,365	8,669	—	—	22,034
Intersegment cost of merchandise sold	1,092	—	—	(1,092)	—
TOTAL COST OF MERCHANDISE SOLD:	14,457	8,669	—	(1,092)	22,034
GROSS PROFIT:	27,415	3,382	—	—	30,797

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	459	—	459
Intersegment franchise-related revenues	—	—	1,389	(1,389)	—
Rental income	—	—	273	—	273
Intersegment rental income	—	—	215	(215)	—
Intersegment partnership income	—	—	384	(384)	—
Other revenues	41	—	28	—	69
TOTAL ADDITIONAL REVENUES:	41	—	2,748	(1,988)	801

ADDITIONAL EXPENSES:
Payroll and related costs	13,125	843	2,216	—	16,184
Operating expenses	5,810	795	452	—	7,057
Intersegment operating expenses	638	—	679	(1,317)	—
Occupancy costs	1,707	236	160	—	2,103
Intersegment occupancy costs	167	48	—	(215)	—
Selling, general and administrative expenses	376	51	1,031	—	1,458
Intersegment selling, general and administrative expenses	—	—	71	(71)	—
Depreciation and amortization	887	126	148	—	1,161

TOTAL ADDITIONAL EXPENSES:	22,710	2,099	4,757	(1,603)	27,963

Income (Loss) from Operations	4,746	1,283	(2,009)	(385)	3,635

OTHER INCOME (EXPENSE):
Interest expense	—	—	(235)	—	(235)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	24	229	—	257
Intersegment interest and other income	—	—	2	(2)	—
	4	24	(6)	—	22

Income (loss) before provision for income taxes:	4,750	1,307	(2,015)	(385)	3,657

Provision for income taxes	—	—	(311)	—	(311)

Net Income (Loss)	4,750	1,307	(2,326)	(385)	3,346

Less: Net Income attributable to noncontrolling interests	(656)	—	—	—	(656)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$4,094	$1,307	$(2,326)	$(385)	$2,690

Thirteen Weeks Ended March 30, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations		Total
REVENUES:
Restaurant food sales	$29,356	$—	$—	$—		$29,356
Intersegment revenues	1,066	—	—	(1,066)		—
Restaurant bar sales	7,740	—	—	—		7,740
Package goods sales	—	10,140	—	—		10,140
TOTAL REVENUE:	38,162	10,140	—	(1,066)		47,236
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	12,210	7,492	—	—		19,702
Intersegment cost of merchandise sold	1,066	—	—	(1,066)		—
TOTAL COST OF MERCHANDISE SOLD:	13,276	7,492	—	(1,066)		19,702
GROSS PROFIT:	24,886	2,648	—	—		27,534

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	445	—		445
Intersegment franchise-related revenues	—	—	1,535	(1,535)		—
Rental income	—	—	313	—		313
Intersegment rental income	—	—	213	(213)		—
Intersegment partnership income	—	—	397	(397)		—
Other revenues	46	—	29	—		75
TOTAL ADDITIONAL REVENUES:	46	—	2,932	(2,145)		833

ADDITIONAL EXPENSES:
Payroll and related costs	12,187	735	2,050	—		14,972
Intersegment payroll costs	—	(6)	—	6		—
Operating expenses	5,241	722	420	—		6,383
Intersegment operating expenses	629	—	846	(1,475)		—
Occupancy costs	1,592	217	121	—		1,930
Intersegment occupancy costs	167	47	—	(214)		—
Selling, general and administrative expenses	361	40	985	—		1,386
Intersegment selling, general and administrative expenses	—	—	71	(71)		—
Depreciation and amortization	751	125	135	—		1,011

TOTAL ADDITIONAL EXPENSES:	20,928	1,880	4,628	(1,754)		25,682

Income (Loss) from Operations	4,004	768	(1,696)	(391)		2,685

OTHER INCOME (EXPENSE):
Interest expense	—	—	(255)	—		(255)
Intersegment interest expense	—	—	(2)	2		—
Interest and other income	4	19	16	—		39
Intersegment interest and other income	—	5	2	(7)		—
	4	24	(239)	(5)		(216)

Income (loss) before provision for income taxes:	4,008	792	(1,935)	(396)		2,469

Benefit for income taxes	—	—	55	—		55

Net Income (Loss)	4,008	792	(1,880)	(39	6)	2,524

Less: Net Income attributable to noncontrolling interests	(582)	—	—	—		(582)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$3,426	$792	$(1,880)	$(396)		$1,942

Twenty-Six Weeks Ended March 29, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$61,712	$—	$—	$—	$61,712
Intersegment revenues	2,104	—	—	(2,104)	—
Restaurant bar sales	16,156	—	—	—	16,156
Package goods sales	—	24,486	—	—	24,486
TOTAL REVENUE:	79,972	24,486	—	(2,104)	102,354
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	26,394	18,150	—	—	44,544
Intersegment cost of merchandise sold	2,104	—	—	(2,104)	—
TOTAL COST OF MERCHANDISE SOLD:	28,498	18,150	—	(2,104)	44,544
GROSS PROFIT:	51,474	6,336	—	—	57,810

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	890	—	890
Intersegment franchise-related revenues	—	—	2,830	(2,830)	—
Rental income	—	—	540	—	540
Intersegment rental income	—	—	429	(429)	—
Intersegment partnership income	—	—	633	(633)	—
Other revenues	73	—	37	—	110
TOTAL ADDITIONAL REVENUES:	73	—	5,359	(3,892)	1,540

ADDITIONAL EXPENSES:
Payroll and related costs	26,247	1,745	3,938	—	31,930
Operating expenses	11,197	1,516	898	—	13,611
Intersegment operating expenses	1,252	—	1,434	(2,686)	—
Occupancy costs	3,300	450	307	—	4,057
Intersegment occupancy costs	333	96	—	(429)	—
Selling, general and administrative expenses	860	87	2,005	—	2,952
Intersegment selling, general and administrative expenses	—	—	143	(143)	—
Depreciation and amortization	1,767	251	289	—	2,307

TOTAL ADDITIONAL EXPENSES:	44,956	4,145	9,014	(3,258)	54,857

Income (Loss) from Operations	6,591	2,191	(3,655)	(634)	4,493

OTHER INCOME (EXPENSE):
Interest expense	—	—	(485)	—	(485)
Intersegment interest expense	—	—	(4)	4	—
Interest and other income	8	40	268	—	316
Intersegment interest and other income	—	—	4	(4)	—
	8	40	(217)	—	(169)

Income (loss) before provision for income taxes:	6,599	2,231	(3,872)	(634)	4,324

Provision for income taxes	—	—	(346)	—	(346)

Net Income (Loss)	6,599	2,231	(4,218)	(634)	3,978

Less: Net Income attributable to noncontrolling interests	(1,233)	—	—	—	(1,233)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$5,366	$2,231	$(4,218)	$(634)	$2,745

Twenty-Six Weeks Ended March 30, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$55,711	$—	$—	$—	$55,711
Intersegment revenues	2,023	—	—	(2,023)	—
Restaurant bar sales	15,203	—	—	—	15,203
Package goods sales	—	20,742	—	—	20,742
TOTAL REVENUE:	72,937	20,742	—	(2,023)	91,656
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	24,041	15,372	—	—	39,413
Intersegment cost of merchandise sold	2,023	—	—	(2,023)	—
TOTAL COST OF MERCHANDISE SOLD:	26,064	15,372	—	(2,023)	39,413
GROSS PROFIT:	46,873	5,370	—	—	52,243

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	863	—	863
Intersegment franchise-related revenues	—	—	3,094	(3,094)	—
Rental income	—	—	566	—	566
Intersegment rental income	—	—	421	(421)	—
Intersegment partnership income	—	—	629	(629)	—
Other revenues	87	—	37	—	124
TOTAL ADDITIONAL REVENUES:	87	—	5,610	(4,144)	1,553

ADDITIONAL EXPENSES:
Payroll and related costs	24,119	1,578	3,660	—	29,357
Intersegment payroll costs	—	(12)	—	12	—
Operating expenses	10,126	1,352	819	—	12,297
Intersegment operating expenses	1,232	—	1,741	(2,973)	—
Occupancy costs	3,319	497	278	—	4,094
Intersegment occupancy costs	332	90	—	(422)	—
Selling, general and administrative expenses	569	90	1,920	—	2,579
Intersegment selling, general and administrative expenses	—	—	143	(143)	—
Depreciation and amortization	1,474	252	266	—	1,992

TOTAL ADDITIONAL EXPENSES:	41,171	3,847	8,827	(3,526)	50,319

Income (Loss) from Operations	5,789	1,523	(3,217)	(618)	3,477

OTHER INCOME (EXPENSE):
Interest expense	—	—	(517)	—	(517)
Intersegment interest expense	—	—	(4)	4	—
Interest and other income	13	37	35	—	85
Intersegment interest and other income	—	10	4	(14)	—
	13	47	(482)	(10)	(432)

Income (loss) before provision for income taxes:	5,802	1,570	(3,699)	(628)	3,045

Benefit for income taxes	—	—	73	—	73

Net Income (Loss)	5,802	1,570	(3,626)	(628)	3,118

Less: Net Income attributable to noncontrolling interests	(1,067)	—	—	—	(1,067)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$4,735	$1,570	$(3,626)	$(628)	$2,051

	(in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Capital Expenditures:
Restaurants	$598	$2,494	$1,117	$3,638
Package stores	55	19	177	66
Corporate	333	423	437	610
Consolidated Totals	$986	$2,936	$1,731	$4,314

	(in thousands)
	March 29,	September 28
	2025	2024
Identifiable Assets:
Restaurants	$76,840	$77,613
Package stores	23,365	23,084
Corporate	43,102	41,385
Consolidated Totals	$143,307	$142,082

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

OVERVIEW

As of March 29, 2025, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 29, 2025 and as compared to September 28, 2024. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	March 29, 2025	September 28, 2024
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of March 29, 2025, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 29, 2025		March 30, 2024
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$32,586	61.68	$29,356	62.14
Restaurant bar sales	8,194	15.51	7,740	16.39
Package store sales	12,051	22.81	10,140	21.47

Total Sales	$52,831	100.00	$47,236	100.00

Franchise related revenues	459		445
Rental income	273		313
Other revenues	69		75

Total Revenue	$53,632		$48,069

	-----------------------Twenty-Six Weeks Ended-----------------------
	March 29, 2025		March 30, 2024
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$61,712	60.30	$55,711	60.78
Restaurant bar sales	16,156	15.78	15,203	16.59
Package store sales	24,486	23.92	20,742	22.63

Total Sales	$102,354	100.00	$91,656	100.00

Franchise related revenues	890		863
Rental income	540		566
Other revenues	110		124

Total Revenue	$103,894		$93,209

Comparison of Thirteen Weeks Ended March 29, 2025 and March 30, 2024.

Revenues. Total revenue for the thirteen weeks ended March 29, 2025 increased $5,563,000 or 11.57% to $53,632,000 from $48,069,000 for the thirteen weeks ended March 30, 2024 due primarily to increased package liquor store and restaurant sales, increased menu prices and revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024. Effective February 23, 2025 we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024 we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. Effective August 25, 2024, we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $32,586,000 for the thirteen weeks ended March 29, 2025 as compared to $29,356,000 for the thirteen weeks ended March 30, 2024. The increase in restaurant food sales during the thirteen weeks ended March 29, 2025 as compared to restaurant food sales during the thirteen weeks ended March 30, 2024 is attributable to the Recent Price Increases and restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended March 29, 2025 and March 30, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $2,358,000 and $2,227,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 5.88%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $1,112,000 and $1,029,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 8.07%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,245,000 and $1,198,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 3.92%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $8,194,000 for the thirteen weeks ended March 29, 2025 as compared to $7,740,000 for the thirteen weeks ended March 30, 2024. The increase in restaurant bar sales during the thirteen weeks ended March 29, 2025 is primarily due to the Recent Price Increases and the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended March 29, 2025 and March 30, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $602,000 and $593,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 1.52%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $258,000 and $252,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 2.38%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $344,000 and $341,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, an increase of 0.88%. We expect that restaurant bar sales for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,051,000 for the thirteen weeks ended March 29, 2025 as compared to $10,140,000 for the thirteen weeks ended March 30, 2024, an increase of $1,911,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $927,000 and $780,000 for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 18.85%. We expect that package liquor store sales for the balance of our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended March 29, 2025 increased $4,613,000 or 10.16% to $49,997,000 from $45,384,000 for the thirteen weeks ended March 30, 2024. The increase was primarily due to increased payroll, an expected general increase in food costs, costs and expenses incurred from the opening of our Company-owned restaurant in Hollywood Florida (Store #19R) during the second quarter of our fiscal year 2024, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2025. Costs and expenses decreased as a percentage of total revenue to approximately 93.22% for the thirteen weeks ended March 29, 2025 from 94.41% for the thirteen weeks ended March 30, 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 29, 2025 increased to $27,415,000 from $24,886,000 for the thirteen weeks ended March 30, 2024. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 67.23% for the thirteen weeks ended March 29, 2025 as compared to 67.09% for the thirteen weeks ended March 30, 2024 due primarily to the Recent Price Increases, partially offset by the higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 29, 2025 increased to $3,382,000 from $2,648,000 for the thirteen weeks ended March 30, 2024. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 28.06% for the thirteen weeks ended March 29, 2025 and 26.11% for the thirteen weeks ended March 30, 2024. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 29, 2025 increased $1,212,000 or 8.10% to $16,184,000 from $14,972,000 for the thirteen weeks ended March 30, 2024. Payroll and related costs for the thirteen weeks ended March 29, 2025 were higher due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 30.18 % for the thirteen weeks ended March 29, 2025 and 31.15% of total revenue for the thirteen weeks ended March 30, 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended March 29, 2025 increased $674,000 or 10.56% to $7,057,000 from $6,383,000 for the thirteen weeks ended March 30, 2024 due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024, inflation and otherwise to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended March 29, 2025 increased $173,000 or 8.96% to $2,103,000 from $1,930,000 for the thirteen weeks ended March 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 29, 2025 increased $72,000 or 5.19% to $1,458,000 from $1,386,000 for the thirteen weeks ended March 30, 2024. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirteen weeks ended March 29, 2025 to 2.72% as compared to 2.88% for the thirteen weeks ended March 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 29, 2025 increased $150,000 or 14.84% to $1,161,000 from $1,011,000 for the thirteen weeks ended March 30, 2024. This increase is driven by the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. As a percentage of total revenue, depreciation and amortization expense was 2.16% of revenue for the thirteen weeks ended March 29, 2025 and 2.10% of revenue for the thirteen weeks ended March 30, 2024.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 29, 2025 decreased $20,000 to $235,000 from $255,000 for the thirteen weeks ended March 30, 2024.

Income Taxes. Income tax for the thirteen weeks ended March 29, 2025 was an expense of $311,000, as compared to a benefit of $55,000 for the thirteen weeks ended March 30, 2024. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended March 29, 2025 increased $822,000 or 32.57% to $3,346,000 from $2,524,000 for the thirteen weeks ended March 30, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the twenty-six weeks ended March 29, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended March 29, 2025 is 6.24%, as compared to 5.25% for the thirteen weeks ended March 30, 2024.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirteen weeks ended March 29, 2025 increased $748,000 or 38.52% to $2,690,000 from $1,942,000 for the thirteen weeks ended March 30, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the thirteen weeks ended March 29, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended March 29, 2025 is 5.02%, as compared to 4.04% for the thirteen weeks ended March 30, 2024.

Comparison of Twenty-Six Weeks Ended March 29, 2025 and March 30, 2024.

Revenues. Total revenue for the twenty-six weeks ended March 29, 2025 increased $10,685,000 or 11.46% to $103,894,000 from $93,209,000 for the twenty-six weeks ended March 30, 2024 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases and revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $61,712,000 for the twenty-six weeks ended March 29, 2025 as compared to $55,711,000 for the twenty-six weeks ended March 30, 2024. The increase in restaurant food sales during the twenty-six weeks ended March 29, 2025 as compared to restaurant food sales during the twenty-six weeks ended March 30, 2024 is attributable to the Recent Price Increases and restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant food sales for restaurants open for all of the twenty-six weeks ended March 29, 2025 and March 30, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $2,228,000 and $2,117,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 5.24%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $993,000 and $933,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 6.43%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,236,000 and $1,184,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 4.39%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $16,156,000 for the twenty-six weeks ended March 29, 2025 as compared to $15,203,000 for the twenty-six weeks ended March 30, 2024. The increase in restaurant bar sales during the twenty-six weeks ended March 29, 2025 is primarily due to the Recent Price Increases and the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant bar sales for restaurants open for all of the twenty-six weeks ended March 29, 2025 and March 30, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $593,000 and $583,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 1.72%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $251,000 and $243,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 3.29%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $342,000 and $340,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, an increase of 0.59%. We expect that restaurant bar sales for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $24,486,000 for the twenty-six weeks ended March 29, 2025 as compared to $20,742,000 for the twenty-six weeks ended March 30, 2024, an increase of $3,744,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $942,000 and $798,000 for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively, an increase of 18.05%. We expect that package liquor store sales for the balance of our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the twenty-six weeks ended March 29, 2025 increased $9,669,000 or 10.78% to $99,401,000 from $89,732,000 for the twenty-six weeks ended March 30, 2024. The increase was primarily due to increased payroll, an expected general increase in food costs, costs and expenses incurred from the opening of our Company-owned restaurant in Hollywood Florida (Store #19R) during the second quarter of our fiscal year 2024, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2025. Costs and expenses decreased as a percentage of total revenue to approximately 95.68% for the twenty-six weeks ended March 29, 2025 from 96.27% for the twenty-six weeks ended March 30, 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended March 29, 2025 increased to $51,474,000 from $46,873,000 for the twenty-six weeks ended March 30, 2024. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.10% for the twenty-six weeks ended March 29, 2025 and March 30, 2024, respectively.

Package Store Sales. Gross profit for package store sales for the twenty-six weeks ended March 29, 2025 increased to $6,336,000 from $5,370,000 for the twenty-six weeks ended March 30, 2024. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.88% for the twenty-six weeks ended March 29, 2025 and 25.89% for the twenty-six weeks ended March 30, 2024. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended March 29, 2025 increased $2,573,000 or 8.76% to $31,930,000 from $29,357,000 for the twenty-six weeks ended March 30, 2024. Payroll and related costs for the twenty-six weeks ended March 29, 2025 were higher due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 30.73% for the twenty-six weeks ended March 29, 2025 and 31.50% of total revenue for  the twenty-six weeks ended March 30, 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the twenty-six weeks ended March 29, 2025 increased $1,314,000 or 10.69% to $13,611,000 from $12,297,000 for the twenty-six weeks ended March 30, 2024 due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024, inflation and otherwise to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended March 29, 2025 decreased $37,000 or 0.90% to $4,057,000 from $4,094,000 for the twenty-six weeks ended March 30, 2024 partially due to the decrease in the Florida state sales tax.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the twenty-six weeks ended March 29, 2025 increased $373,000 or 14.46% to $2,952,000 from $2,579,000 for the twenty-six weeks ended March 30, 2024 due primarily to increased television and radio advertising costs. Selling, general and administrative expenses increased as a percentage of total revenue for the twenty-six weeks ended March 29, 2025 to 2.84% as compared to 2.77% for the twenty-six weeks ended March 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended March 29, 2025 increased $315,000 or 15.81% to $2,307,000 from $1,992,000 for the twenty-six weeks ended March 30, 2024. This increase is driven by the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. As a percentage of total revenue, depreciation and amortization expense was 2.22% of revenue for the twenty-six weeks ended March 29, 2025 and 2.14% of revenue for  the twenty-six weeks ended March 30, 2024.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended March 29, 2025 decreased $32,000 to $485,000 from $517,000 for the twenty-six weeks ended March 30, 2024.

Income Taxes. Income tax for the twenty-six weeks ended March 29, 2025 was an expense of $346,000, as compared to a benefit of $73,000 for the twenty-six weeks ended March 30, 2024. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the twenty-six weeks ended March 29, 2025 increased $860,000 or 27.58% to $3,978,000 from $3,118,000 for the twenty-six weeks ended March 30, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the twenty-six weeks ended March 29, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the twenty-six weeks ended March 29, 2025 is 3.83%, as compared to 3.35% for the twenty-six weeks ended March 30, 2024.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the twenty-six weeks ended March 29, 2025 increased $694,000 or 33.84 % to $2,745,000 from $2,051,000 for the twenty-six weeks ended March 30, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the twenty-six weeks ended March 29, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the twenty-six weeks ended March 29, 2025 is 2.64%, as compared to 2.20% for the twenty-six weeks ended March 30, 2024.

Menu Price Increases and Trends

During the thirteen weeks ended March 29, 2025, we increased our menu prices for our bar offerings (effective February 23, 2025) to target an increase to our bar revenues of approximately 0.84% annually to offset higher food and liquor costs and higher overall expenses. During the thirteen weeks ended December 28, 2024, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. During our fiscal year 2024, we increased menu prices for our bar offerings (effective August 25, 2024) to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the second quarter of our fiscal year 2023.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of March 29, 2025, we had cash and cash equivalents of approximately $22,973,000, an increase of $1,571,000 from our cash balance of $21,402,000 as of September 28, 2024.

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

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended March 29, 2025 and March 30, 2024.

	---------Twenty-Six Weeks Ended--------
	March 29, 2025	March 30, 2024
	(in thousands)

Net cash provided by operating activities	$5,729	$2,133
Net cash used in investing activities	(1,943)	(3,161)
Net cash used in financing activities	(2,215)	(2,502)

Net Increase (Decrease) in Cash and Cash Equivalents	1,571	(3,530)

Cash and Cash Equivalents, Beginning	21,402	25,532

Cash and Cash Equivalents, Ending	$22,973	$22,002

We did not declare or pay a cash dividend on our capital stock during the twenty-six weeks ended March 29, 2025 or the twenty-six weeks ended March 30 2024. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended March 29, 2025, we acquired property and equipment of $1,731,000, (of which $11,000 was purchase deposits transferred to property and equipment), including $87,000 for renovations to one (1) Company-owned package location and $43,000 for renovations to one (1) limited partnership owned restaurant. During the twenty-six weeks ended March 30, 2024, we acquired property and equipment and construction in progress of $4,314,000, (of which $206,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $280,000 was property and equipment in accounts payable), including $437,000 for renovations to three (3) Company-owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2025 will be approximately $550,000, although capital expenditures for our refurbishing program for fiscal year 2025 may be significantly higher.

Long-Term Debt

As of March 29, 2025, we had long-term debt (including the current portion) of $21,247,000, as compared to $21,912,000 as of September 28, 2024.

As of March 29, 2025, we are in compliance with all of the covenants contained in our loan agreements.

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

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended March 29, 2025, and our fiscal year ended September 28, 2024.

Item	March 29, 2025	September 28, 2024
	(in thousands)

Current Assets	$34,192	$31,529
Current Liabilities	20,266	19,924
Working Capital	$13,926	$11,605

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1. “Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates and we might obtain different estimates if we use different assumptions or factors.

Leases

We currently lease a portion of our restaurant and package locations under various lease agreements. Determining the probable term for each lease requires judgment by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for lease hold improvements. Generally, the lease term is a minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 15 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates (IBR) corresponding to the reasonably certain lease term. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgment. If the IBR was changed, our operating lease right-of-use assets and lease liabilities could differ materially.

Valuation of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that may warrant revision of the estimated life of our intangible and other long-lived assets and/or whether the remaining balance of our intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible and/or other long-lived assets should be evaluated for possible impairment, we will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there are cash flows, at the individual store level.

Loyalty Programs

We offer loyalty programs to customers of our restaurants and package liquor stores. The gift cards distributed as a part of our loyalty programs have expiration dates and we estimate breakage for such gift cards. We estimate the value of breakage based on historical redemption patterns. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage income may differ from the amount recorded.

Consolidation of Limited Partnerships

As of March 29, 2025 we operate ten (10) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 0% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 10 in the consolidated financial statements for our fiscal year 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 29, 2025 held no equity securities.

Economic Risk

The new government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. We use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At March 29, 2025, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with an unrelated third-party lender to convert this variable rate debt obligation to a fixed rate. We entered into an interest rate swap agreement in September 2022 relating to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap required us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We had previously determined that this interest rate swap agreement was an effective hedging agreement and we recorded changes in fair value to accumulated other comprehensive income each quarter from the fourth quarter of our fiscal year 2023 through the first quarter of our fiscal year 2025.

On November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. For the twenty-six weeks ended March 29, 2025 we recognized the $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our unaudited condensed consolidated statements of income.

During the twenty-six weeks ended March 29, 2025, we had approximately an aggregate principal amount of $1,296,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 4.1% and 4.35%. The Company also had approximately an aggregate principal amount of $244,000 of 180-day government guaranteed certificates of deposit at a fixed annual interest rate of 4.2%. These are classified as short-term investments and recorded under current assets, as they are expected to mature within one year. Otherwise, at March 29, 2025, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of March 29, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 29, 2025.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

Information technology general controls (ITGCs) were not designed and implemented effectively to ensure (i) that access to applications and data, and the ability to make program and database changes, were adequately restricted to appropriate personnel and (ii) that database changes were logged completely and accurately. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We continued the process of remediating this material weakness.

We currently do not have adequate internal controls to ensure the timely and accurate recognition of deferred revenues associated with promotional gift cards that are provided in conjunction with certain sales from time to time, including during holiday periods. During the course of our independent registered public accounting firm performing its quarterly review procedures in connection with our unaudited condensed consolidated financial statements for the first and second quarters of our fiscal year 2025, we became aware of certain errors made by management in recording revenues and deferred revenue liabilities pertaining to the package loyalty program and the restaurant promotional gift cards, which constituted a material weakness in our internal controls. We are currently in the process of remediating this material weakness.

The material weaknesses identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. However, as a result of these findings, we continued the process of remediating these material weaknesses to our controls.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 29, 2025, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 7 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2024 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended March 29, 2025 and March 30, 2024, we did not purchase any shares of our common stock. As of March 29, 2025, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the twenty-six weeks ended March 29, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

FLANIGAN’S ENTERPRISES, INC.

Date: May 19, 2025	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)