Form 10-Q
period 2025-06-28
FLANIGANS ENTERPRISES INC
filed 2025-08-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of August 11, 2025 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
REVENUES:
Restaurant food sales	$31,933	$30,471	$93,645	$86,182
Restaurant bar sales	7,931	7,577	24,087	22,780
Package store sales	11,522	10,292	36,008	31,034
Franchise related revenues	442	428	1,332	1,291
Rental income	270	278	810	844
Other revenues	66	56	176	180
	52,164	49,102	156,058	142,311
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	12,955	13,104	39,349	37,145
Package goods	8,779	7,703	26,929	23,075
Payroll and related costs	16,106	15,301	48,036	44,658
Operating expenses	7,029	6,268	20,640	18,565
Occupancy costs	2,070	2,024	6,127	6,118
Selling, general and administrative expenses	1,084	1,288	4,036	3,867
Depreciation and amortization	1,167	1,127	3,474	3,119
	49,190	46,815	148,591	136,547
Income from Operations	2,974	2,287	7,467	5,764
OTHER INCOME (EXPENSE):
Interest expense	(237)	(251)	(722)	(768)
Interest and other income (expense)	(6)	46	310	131
Gain on sale of property and equipment		2	—	2
	(243)	(203)	(412)	(635)

Income before provision for income taxes	2,731	2,084	7,055	5,129

Provision for income taxes	(242)	(282)	(588)	(209)

Net Income	2,489	1,802	6,467	4,920

Less: Net Income attributable to noncontrolling interests	(1,097)	(681)	(2,330)	(1,748)

Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$1,392	$1,121	$4,137	$3,172

Net Income Per Common Share:
Basic and Diluted	$0.75	$0.60	$2.23	$1.71

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net Income:	$2,489	$1,802	$6,467	$4,920
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	—	31	331	(184)
Reclassification of gains from interest rate swap to interest and other income, net of tax	—	—	(331)	—
Total Comprehensive Income	$2,489	$1,833	$6,467	$4,736

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2025 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

	June 28, 2025	September 28, 2024
ASSETS

Current Assets:

Cash and cash equivalents	$18,210	$21,402
Short-term investments	732	—
Prepaid income taxes	2	170
Other receivables	1,015	1,063
Inventories	7,130	7,020
Prepaid expenses	2,494	1,874
Other current assets	705	—

Total current assets	30,288	31,529

Property and equipment, net	83,073	81,747

Right-of-use assets, operating leases, net	25,106	26,828

Investment in limited partnerships	315	274

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	48	68
Deposits on property and equipment	131	57
Other	465	311

Total other assets	1,912	1,704

Total assets	$140,694	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2025 (UNAUDITED) AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

(Continued)

	June 28, 2025	September 28, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$5,532	$7,213
Accrued compensation	2,849	1,798
Due to franchisees	2,727	4,149
Current portion of long-term debt	1,447	1,400
Operating lease liabilities, current	2,594	2,467
Other current liabilities	277	—
Deferred revenue	2,865	2,897
Total current liabilities	18,291	19,924

Long-Term Debt, Net of Current Portion	19,479	20,512

Operating lease liabilities, non-current	24,157	25,847
Deferred tax liabilities	501	389

Total liabilities	62,428	66,672

Commitments and contingencies Note 9
Stockholders’ Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,128	6,240
Retained earnings	63,789	60,674
Accumulated other comprehensive income	—	(41)
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	64,260	61,216
Noncontrolling interests	14,006	14,194
Total stockholders’ equity	78,266	75,410

Total liabilities and stockholders’ equity	$140,694	$142,082

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 28, 2025 AND JUNE 29, 2024

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)
Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

Net income	—	—	—	—	2,690	—	—	656	3,346
Reclassification of realized gain on interest rate swap to interest and other income, net of tax	—	—	—	(290)	—	—	—	—	(290)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)
Balance, March 29, 2025	4,197,642	$420	$6,240	$—	$63,419	2,338,995	$(6,077)	$13,895	$77,897

Net income	—	—	—	—	1,392	—	—	1,097	2,489
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(721)	(721)
Purchase of noncontrolling interests	—	—	(112)	—	—	—	—	(265)	(377)
Dividends paid	—	—	—	—	(1,022)	—	—	—	(1,022)
Balance, June 28, 2025	4,197,642	$420	$6,128	$—	$63,789	2,338,995	$(6,077)	$14,006	$78,266

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	109	—	—	485	594
Other comprehensive loss	—	—	—	(338)	—	—	—	—	(338)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(990)	(990)
Balance, December 30, 2023	4,197,642	$420	$6,240	$57	$58,356	2,338,995	$(6,077)	$15,184	$74,180

Net income	—	—	—	—	1,942	—	—	582	2,524
Other comprehensive income	—	—	—	123	—	—	—	—	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(867)	(867)
Balance, March 30, 2024	4,197,642	$420	$6,240	$180	$60,298	2,338,995	$(6,077)	$14,899	$75,960

Net income	—	—	—	—	1,121	—	—	681	1,802
Other comprehensive income	—	—	—	31	—	—	—	—	31
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(840)	(840)
Dividends paid	—	—	—	—	(929)	—	—	—	(929)
Balance, June 29, 2024	4,197,642	$420	$6,240	$211	$60,490	2,338,995	$(6,077)	$14,740	$76,024

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2025 AND JUNE 29, 2024

(in thousands)

	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Net income	$6,467	$4,920
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,474	3,119
Amortization of leasehold interests	20	19
Amortization of operating lease right-of-use assets	1,970	1,910
Gain on interest rate swap	(63)	—
Gain on sale of property and equipment	—	(2)
Loss on abandonment of property and equipment	111	57
Amortization of deferred loan costs	27	27
Income from unconsolidated limited partnership	(53)	(43)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	20	(127)
Prepaid income taxes	168	69
Inventories	(110)	(325)
Prepaid expenses	(620)	(1,034)
Other current assets	(705)	—
Other assets	62	(60)
Increase (decrease) in:
Accounts payable and accrued expenses	(630)	(1,403)
Other current liabilities	277	—
Operating lease liabilities	(1,811)	(1,722)
Due to franchisees	(1,422)	(539)
Deferred revenue	(32)	353
Net cash and cash equivalents provided by operating activities	7,150	5,219

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,899)	(2,410)
Purchase of construction in progress	—	(1,594)
Deposits on property and equipment	(133)	(118)
Purchase of leaseholds	—	(31)
Proceeds from sale of property and equipment	45	69
Proceeds from insurance recovery	30	—
Distributions from unconsolidated limited partnership	12	16
Purchase of short-term investments	(732)	—
Net cash and cash equivalents used in investing activities	(5,677)	(4,068)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2025 AND JUNE 29, 2024

(in thousands)

(Continued)

	June 28, 2025	June 29, 2024
Cash Flows from Financing Activities:
Payments on long-term debt	(1,013)	(934)
Dividends paid	(1,022)	(929)
Purchase of noncontrolling limited partnership interest	(381)	—
Distributions to limited partnerships’ noncontrolling interests	(2,249)	(2,697)
Net cash and cash equivalents used in financing activities	(4,665)	(4,560)
Net Decrease in Cash and Cash Equivalents	(3,192)	(3,409)
Cash and Cash Equivalents - Beginning of Period	21,402	25,532
Cash and Cash Equivalents - End of Period	$18,210	$22,123
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$678	$768
Income taxes	$321	$141
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase in fair value of interest rate swap	$443	$247
Purchase deposits capitalized to property and equipment	$57	$255
Purchase deposits transferred to construction in progress	$—	$715
Construction in progress transferred to property and equipment	$—	$7,676
Property and equipment and construction in progress in accounts payable and accrued expenses	$—	$308
Remeasurement of right-of-use operating lease	$248	$183

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEKS ENDED JUNE 28, 2025 AND JUNE 29, 2024

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen and thirty-nine weeks ended June 28, 2025 and June 29, 2024 is unaudited. Financial information as of September 28, 2024 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities, estimates relating to the calculation of incremental borrowing rates, the length of leases associated with right-of-use assets and corresponding liabilities and estimates relating to loyalty reward programs and gift cards. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our condensed consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of June 28, 2025 and June 29, 2024, no stock options or other potentially dilutive securities were outstanding and accordingly, there is no difference in basic and diluted per share amounts.

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

(4) INVESTMENT IN REAL PROPERTY:

During the third quarter of our fiscal year 2025, we purchased the vacant real property located at 20971 Old Cutler Road, Cutler Bay, Florida 33189 (the “Cutler Bay Property”) for a purchase price of $2,200,000. We paid all cash at closing. We plan to construct a 6,400 square foot building on the Cutler Bay Property to lease to a limited partnership of which we will be the sole general partner pursuant to our limited partnership financial arrangement to develop and operate a “Flanigan’s” restaurant.

(5) PURCHASE OF LIMITED PARTNERSHIP INTERESTS:

During the third quarter of our fiscal year 2024, we did not purchase any limited partnership interests. During the third quarter of our fiscal year 2025, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) for a purchase price of $1,800, cash at closing, a 0.25% limited partnership interest in one (1) limited partnership where we are the general partner and which limited partnership owns and operates a restaurant. We also purchased from another limited partner (who is not an officer, director or family member of officers or directors) for an aggregate purchase price of $375,600, cash at closing, a 5.0% limited partnership interest in six separate limited partnerships where we are the general partner and each of which limited partnership owns and operates a restaurant.

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

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the Tax Act). The Tax Act, among other things, reinstates the 100% immediate deduction under Section 168(k) for assets placed in service after January 19, 2025. We are in the process of evaluating the impact of the Tax Act on our financial statements.

(7) DEFERRED REVENUE:

Changes in deferred revenue on the consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478
Revenue deferred	107	298	9	172	7	593
Revenue recognized	(889)	(1,318)	—	(698)	—	(2,905)
March 29, 2025	$1,987	$59	$118	$995	$7	$3,166
Revenue deferred	114	—	2	467	—	583
Revenue recognized	(410)	(59)	(47)	(365)	(3)	(884)
June 28, 2025	$1,691	$—	$73	$1,097	$4	$2,865

September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635
Revenue deferred	3,276	1,299	7	484	—	5,066
Revenue recognized	(2,090)	(364)	—	(395)	—	(2,849)
December 30, 2023	$2,401	$935	$86	$1,430	$—	$4,852
Revenue deferred	100	256	6	180	7	549
Revenue recognized	(781)	(915)	—	(215)	—	(1,911)
March 30, 2024	$1,720	$276	$92	$1,395	$7	$3,490
Revenue deferred	114	108	8	88	—	318
Revenue recognized	(329)	(384)	(1)	(103)	(3)	(820)
June 29, 2024	$1,505	$—	$99	$1,380	$4	$2,988

The Holiday Promo revenue recognized in Q1 2025 and Q1 2024 pertains to the breakage upon issuance of the promotional cards.

(8) INSURANCE PREMIUMS:

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

(9) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the third quarter of our fiscal year 2025 we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

ERP Contract

In the third quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third-party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our previous general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. Effective June 29, 2025, the first day of the fourth quarter of our fiscal year 2025, NetSuite functions as the Company’s general ledger.

In the third quarter of our fiscal year 2024, we also entered into an agreement with an unrelated third-party implementation partner for the implementation of NetSuite. The fee for its implementation services of approximately $237,000 was paid in full as of the end of the third quarter of our fiscal year 2025.

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

Common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended June 28, 2025	Ended June 29, 2024
Operating Lease Expense, which is included in occupancy costs	$994	$950

Variable Lease Expense, which is included in occupancy costs	$227	$235

	(in thousands)
	39 Weeks	39 Weeks
	Ended June 28, 2025	Ended June 29, 2024
Operating Lease Expense, which is included in occupancy costs	$2,975	$2,898

Variable Lease Expense, which is included in occupancy costs	$692	$715

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	June 28, 2025	September 28, 2024

Assets
Operating lease assets	$25,106	$26,828

Liabilities
Operating lease current liabilities	$2,594	$2,467
Operating lease non-current liabilities	$24,157	$25,847

Weighted Average Remaining Lease Term:
Operating leases	9.67 Years	10.17 Years

Weighted Average Discount:
Operating leases	5.12%	5.02%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2025 (13 weeks remaining)	$959
2026	3,860
2027	3,765
2028	3,780
2029	3,800
Thereafter	20,960

Total lease payments (undiscounted cash flows)	37,124
Less imputed interest	(10,373)
Total operating lease liabilities	$26,751

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Unaudited Condensed Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended June 28, 2025 and June 29, 2024, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended June 28, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$31,933	$—	$—	$—	$31,933
Intersegment revenues	1,189	—	—	(1,189)	—
Restaurant bar sales	7,931	—	—	—	7,931
Package goods sales	—	11,522	—	—	11,522
TOTAL REVENUE:	41,053	11,522	—	(1,189)	51,386
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	12,955	8,779	—	—	21,734
Intersegment cost of merchandise sold	1,189	—	—	(1,189)	—
TOTAL COST OF MERCHANDISE SOLD:	14,144	8,779	—	(1,189)	21,734
GROSS PROFIT:	26,909	2,743	—	—	29,652

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	442	—	442
Intersegment franchise-related revenues	—	—	1,386	(1,386)	—
Rental income	—	—	270	—	270
Intersegment rental income	—	—	216	(216)	—
Intersegment partnership income	—	—	580	(580)	—
Other revenues	39	—	27	—	66
TOTAL ADDITIONAL REVENUES:	39	—	2,921	(2,182)	778

ADDITIONAL EXPENSES:
Payroll and related costs	13,104	928	2,074	—	16,106
Operating expenses	5,803	811	415	—	7,029
Intersegment operating expenses	636	—	680	(1,316)	—
Occupancy costs	1,704	206	160	—	2,070
Intersegment occupancy costs	166	49	—	(215)	—
Selling, general and administrative expenses	381	43	660	—	1,084
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	880	127	160	—	1,167
TOTAL ADDITIONAL EXPENSES:	22,674	2,164	4,221	(1,603)	27,456

Income (Loss) from Operations	4,274	579	(1,300)	(579)	2,974

OTHER INCOME (EXPENSE):
Interest expense	—	—	(237)	—	(237)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income (expense)	2	24	(32)	—	(6)
Intersegment interest and other income	—	—	2	(2)	—
	2	24	(269)	—	(243)

Income (loss) before provision for income taxes:	4,276	603	(1,569)	(579)	2,731

Provision for income taxes	—	—	(242)	—	(242)

Net Income (Loss)	4,276	603	(1,811)	(579)	2,489

Less: Net Income attributable to noncontrolling interests	(1,097)	—	—	—	(1,097)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$3,179	$603	$(1,811)	$(579)	$1,392

Thirteen Weeks Ended June 29, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$30,471	$—	$—	$—	$30,471
Intersegment revenues	1,092	—	—	(1,092)	—
Restaurant bar sales	7,577	—	—	—	7,577
Package goods sales	—	10,292	—	—	10,292
TOTAL REVENUE:	39,140	10,292	—	(1,092)	48,340
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,104	7,703	—	—	20,807
Intersegment cost of merchandise sold	1,092	—	—	(1,092)	—
TOTAL COST OF MERCHANDISE SOLD:	14,196	7,703	—	(1,092)	20,807
GROSS PROFIT:	24,944	2,589	—	—	27,533

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	428	—	428
Intersegment franchise-related revenues	—	—	1,390	(1,390)	—
Rental income	—	—	278	—	278
Intersegment rental income	—	—	214	(214)	—
Intersegment partnership income	—	—	357	(357)	—
Other revenues	40	—	16	—	56
TOTAL ADDITIONAL REVENUES:	40	—	2,683	(1,961)	762

ADDITIONAL EXPENSES:
Payroll and related costs	12,658	816	1,827	—	15,301
Intersegment payroll costs	—	(6)	—	6	—
Operating expenses	5,202	699	367	—	6,268
Intersegment operating expenses	613	—	716	(1,329)	—
Occupancy costs	1,623	248	153	—	2,024
Intersegment occupancy costs	166	47	—	(213)	—
Selling, general and administrative expenses	259	42	987	—	1,288
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	864	123	140	—	1,127

TOTAL ADDITIONAL EXPENSES:	21,385	1,969	4,262	(1,608)	26,008

Income (Loss) from Operations	3,599	620	(1,579)	(353)	2,287

OTHER INCOME (EXPENSE):
Interest expense	—	—	(251)	—	(251)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	23	19	—	46
Intersegment interest and other income	—	5	2	(7)	—
Gain on sale of property and equipment	—	—	2	—	2
	4	28	(230)	(5)	(203)

Income (loss) before provision for income taxes:	3,603	648	(1,809)	(358)	2,084

Provision for income taxes	—	—	(282)	—	(282)

Net Income (Loss)	3,603	648	(2,091)	(358)	1,802

Less: Net Income attributable to noncontrolling interests	(681)	—	—	—	(681)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$2,922	$648	$(2,091)	$(358)	$1,121

Thirty-Nine Weeks Ended June 28, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$93,645	$—	$—	$—	$93,645
Intersegment revenues	3,293	—	—	(3,293)	—
Restaurant bar sales	24,087	—	—	—	24,087
Package goods sales	—	36,008	—	—	36,008
TOTAL REVENUE:	121,025	36,008	—	(3,293)	153,740
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	39,349	26,929	—	—	66,278
Intersegment cost of merchandise sold	3,293	—	—	(3,293)	—
TOTAL COST OF MERCHANDISE SOLD:	42,642	26,929	—	(3,293)	66,278
GROSS PROFIT:	78,383	9,079	—	—	87,462

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,332	—	1,332
Intersegment franchise-related revenues	—	—	4,216	(4,216)	—
Rental income	—	—	810	—	810
Intersegment rental income	—	—	645	(645)	—
Intersegment partnership income	—	—	1,213	(1,213)	—
Other revenues	112	—	64	—	176
TOTAL ADDITIONAL REVENUES:	112	—	8,280	(6,074)	2,318

ADDITIONAL EXPENSES:
Payroll and related costs	39,351	2,673	6,012	—	48,036
Operating expenses	17,000	2,327	1,313	—	20,640
Intersegment operating expenses	1,888	—	2,114	(4,002)	—
Occupancy costs	5,004	656	467	—	6,127
Intersegment occupancy costs	499	145	—	(644)	—
Selling, general and administrative expenses	1,241	130	2,665	—	4,036
Intersegment selling, general and administrative expenses	—	—	215	(215)	—
Depreciation and amortization	2,647	378	449	—	3,474

TOTAL ADDITIONAL EXPENSES:	67,630	6,309	13,235	(4,861)	82,313

Income (Loss) from Operations	10,865	2,770	(4,955)	(1,213)	7,467

OTHER INCOME (EXPENSE):
Interest expense	—	—	(722)	—	(722)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	10	64	236	—	310
Intersegment interest and other income	—	—	6	(6)	—
	10	64	(486)	—	(412)

Income (loss) before provision for income taxes:	10,875	2,834	(5,441)	(1,213)	7,055

Provision for income taxes	—	—	(588)	—	(588)

Net Income (Loss)	10,875	2,834	(6,029)	(1,213)	6,467

Less: Net Income attributable to noncontrolling interests	(2,330)	—	—	—	(2,330)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$8,545	$2,834	$(6,029)	$(1,213)	$4,137

Thirty-Nine Weeks Ended June 29, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$86,182	$—	$—	$—	$86,182
Intersegment revenues	3,115	—	—	(3,115)	—
Restaurant bar sales	22,780	—	—	—	22,780
Package goods sales	—	31,034	—	—	31,034
TOTAL REVENUE:	112,077	31,034	—	(3,115)	139,996
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	37,145	23,075	—	—	60,220
Intersegment cost of merchandise sold	3,115	—	—	(3,115)	—
TOTAL COST OF MERCHANDISE SOLD:	40,260	23,075	—	(3,115)	60,220
GROSS PROFIT:	71,817	7,959	—	—	79,776

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,291	—	1,291
Intersegment franchise-related revenues	—	—	4,484	(4,484)	—
Rental income	—	—	844	—	844
Intersegment rental income	—	—	635	(635)	—
Intersegment partnership income	—	—	986	(986)	—
Other revenues	127	—	53	—	180
TOTAL ADDITIONAL REVENUES:	127	—	8,293	(6,105)	2,315

ADDITIONAL EXPENSES:
Payroll and related costs	36,777	2,394	5,487	—	44,658
Intersegment payroll costs	—	(18)	—	18	—
Operating expenses	15,328	2,051	1,186	—	18,565
Intersegment operating expenses	1,845	—	2,457	(4,302)	—
Occupancy costs	4,942	745	431	—	6,118
Intersegment occupancy costs	498	137	—	(635)	—
Selling, general and administrative expenses	828	132	2,907	—	3,867
Intersegment selling, general and administrative expenses	—	—	215	(215)	—
Depreciation and amortization	2,338	375	406	—	3,119

TOTAL ADDITIONAL EXPENSES:	62,556	5,816	13,089	(5,134)	76,327

Income (Loss) from Operations	9,388	2,143	(4,796)	(971)	5,764

OTHER INCOME (EXPENSE):
Interest expense	—	—	(768)	—	(768)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	17	60	54	—	131
Intersegment interest and other income	—	15	6	(21)	—
Gain on sale of property and equipment	—	—	2	—	2
	17	75	(712)	(15)	(635)

Income (loss) before provision for income taxes:	9,405	2,218	(5,508)	(986)	5,129

Provision for income taxes	—	—	(209)	—	(209)

Net Income (Loss)	9,405	2,218	(5,717)	(986)	4,920

Less: Net Income attributable to noncontrolling interests	(1,748)	—	—	—	(1,748)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$7,657	$2,218	$(5,717)	$(986)	$3,172

	(in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Capital Expenditures:
Restaurants	$2,983	$848	$4,100	$4,486
Package stores	24	48	201	114
Corporate	218	72	655	682
Consolidated Totals	$3,225	$968	$4,956	$5,282

	(in thousands)
	June 28,	September 28
	2025	2024
Identifiable Assets:
Restaurants	$78,186	$77,613
Package stores	23,237	23,084
Corporate	39,271	41,385
Consolidated Totals	$140,694	$142,082

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

OVERVIEW

As of June 28, 2025, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 28, 2025 and as compared to September 28, 2024. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	June 28, 2025	September 28, 2024
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

Notes:

(1)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Franchise Financial Arrangement: In exchange for providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” and “Big Daddy’s Liquors”, our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package store sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of June 28, 2025, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	June 28, 2025		June 29, 2024
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$31,933	62.15	$30,471	63.04
Restaurant bar sales	7,931	15.43	7,577	15.67
Package store sales	11,522	22.42	10,292	21.29

Total Sales	$51,386	100.00	$48,340	100.00

Franchise related revenues	442		428
Rental income	270		278
Other revenues	66		56

Total Revenue	$52,164		$49,102

	Thirty-Nine Weeks Ended
	June 28, 2025		June 29, 2024
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$93,645	60.91	$86,182	61.56
Restaurant bar sales	24,087	15.67	22,780	16.27
Package store sales	36,008	23.42	31,034	22.17

Total Sales	$153,740	100.00	$139,996	100.00

Franchise related revenues	1,332		1,291
Rental income	810		844
Other revenues	176		180

Total Revenue	$156,058		$142,311

Comparison of Thirteen Weeks Ended June 28, 2025 and June 29, 2024.

Revenues. Total revenue for the thirteen weeks ended June 28, 2025 increased $3,062,000 or 6.24% to $52,164,000 from $49,102,000 for the thirteen weeks ended June 29, 2024 due primarily to increased package liquor store and restaurant sales and increased menu prices. Effective February 23, 2025 we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024 we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually. Effective August 25, 2024, we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $31,933,000 for the thirteen weeks ended June 28, 2025 as compared to $30,471,000 for the thirteen weeks ended June 29, 2024. The increase in restaurant food sales during the thirteen weeks ended June 28, 2025 as compared to restaurant food sales during the thirteen weeks ended June 29, 2024 is attributable to the Recent Price Increases. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended June 28, 2025 and June 29, 2024 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,431,000 and $2,322,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 4.69%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,153,000 and $1,110,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 3.87%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,278,000 and $1,212,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 5.45%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,931,000 for the thirteen weeks ended June 28, 2025 as compared to $7,577,000 for the thirteen weeks ended June 29, 2024. The increase in restaurant bar sales during the thirteen weeks ended June 28, 2025 is primarily due to the Recent Price Increases. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended June 28, 2025 and June 29, 2024 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $610,000 and $583,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 4.63%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $268,000 and $259,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 3.47%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $342,000 and $324,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, an increase of 5.56%. We expect that restaurant bar sales for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $11,522,000 for the thirteen weeks ended June 28, 2025 as compared to $10,292,000 for the thirteen weeks ended June 29, 2024, an increase of $1,230,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $886,000 and $792,000 for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 11.87%. We expect that package liquor store sales for the balance of our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended June 28, 2025 increased $2,375,000 or 5.07% to $49,190,000 from $46,815,000 for the thirteen weeks ended June 29, 2024. The increase was primarily due to increased payroll and operating expenses partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2025. Costs and expenses decreased as a percentage of total revenue to approximately 94.30% for the thirteen weeks ended June 28, 2025 from 95.34% for the thirteen weeks ended June 29, 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 28, 2025 increased to $26,909,000 from $24,944,000 for the thirteen weeks ended June 29, 2024. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 67.50% for the thirteen weeks ended June 28, 2025 as compared to 65.56% for the thirteen weeks ended June 29, 2024 due primarily to the Recent Price Increases and lower food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 28, 2025 increased to $2,743,000 from $2,589,000 for the thirteen weeks ended June 29, 2024. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 23.81% for the thirteen weeks ended June 28, 2025 and 25.16% for the thirteen weeks ended June 29, 2024. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 28, 2025 increased $805,000 or 5.26% to $16,106,000 from $15,301,000 for the thirteen weeks ended June 29, 2024. Payroll and related costs for the thirteen weeks ended June 28, 2025 were higher due primarily to the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 30.88 % for the thirteen weeks ended June 28, 2025 and 31.16% of total revenue for the thirteen weeks ended June 29, 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended June 28, 2025 increased $761,000 or 12.14% to $7,029,000 from $6,268,000 for the thirteen weeks ended June 29, 2024 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended June 28, 2025 increased $46,000 or 2.27% to $2,070,000 from $2,024,000 for the thirteen weeks ended June 29, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 28, 2025 decreased $204,000 or 15.84% to $1,084,000 from $1,288,000 for the thirteen weeks ended June 29, 2024 due primarily to lower consulting fees. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirteen weeks ended June 28, 2025 to 2.08% as compared to 2.62% for the thirteen weeks ended June 29, 2024.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 28, 2025 increased $40,000 or 3.55% to $1,167,000 from $1,127,000 for the thirteen weeks ended June 29, 2024. As a percentage of total revenue, depreciation and amortization expense was 2.24% of revenue for the thirteen weeks ended June 28, 2025 and 2.30% of revenue for the thirteen weeks ended June 29, 2024.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 28, 2025 decreased $14,000 to $237,000 from $251,000 for the thirteen weeks ended June 29, 2024.

Income Taxes. Income tax expense for the thirteen weeks ended June 28, 2025 was $242,000 compared to $282,000 for the thirteen weeks ended June 29, 2024. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended June 28, 2025 increased $687,000 or 38.12% to $2,489,000 from $1,802,000 for the thirteen weeks ended June 29, 2024 due primarily to the Recent Price Increases and lower food costs, partially offset by overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended June 28, 2025 is 4.77%, as compared to 3.67% for the thirteen weeks ended June 29, 2024.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirteen weeks ended June 28, 2025 increased $271,000 or 24.17% to $1,392,000 from $1,121,000 for the thirteen weeks ended June 29, 2024 due primarily to the Recent Price Increases and lower food costs, partially offset by overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended June 28, 2025 is 2.67% as compared to 2.28% for the thirteen weeks ended June 29, 2024.

Comparison of Thirty-Nine Weeks Ended June 28, 2025 and June 29, 2024.

Revenues. Total revenue for the thirty-nine weeks ended June 28, 2025 increased $13,747,000 or 9.66% to $156,058,000 from $142,311,000 for the thirty-nine weeks ended June 29, 2024 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases and revenue generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) in March 2024.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $93,645,000 for the thirty-nine weeks ended June 28, 2025 as compared to $86,182,000 for the thirty-nine weeks ended June 29, 2024. The increase in restaurant food sales during the thirty-nine weeks ended June 28, 2025 as compared to restaurant food sales during the thirty-nine weeks ended June 29, 2024 is attributable to the Recent Price Increases and restaurant food sales generated from the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant food sales for restaurants open for all of the thirty-nine weeks ended June 28, 2025 and June 29, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $2,253,000 and $2,141,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 5.23%. Comparable weekly restaurant food sales for Company-owned restaurants (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $1,003,000 and $948,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 5.80%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,250,000 and $1,193,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 4.78%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $24,087,000 for the thirty-nine weeks ended June 28, 2025 as compared to $22,780,000 for the thirty-nine weeks ended June 29, 2024. The increase in restaurant bar sales during the thirty-nine weeks ended June 28, 2025 is primarily due to the Recent Price Increases and the opening of our corporate owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. Comparable weekly restaurant bar sales for restaurants open for all of the thirty-nine weeks ended June 28, 2025 and June 29, 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $590,000 and $573,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 2.97%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $248,000 and $238,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 4.20%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $342,000 and $335,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, an increase of 2.09%. We expect that restaurant bar sales for the balance of our fiscal year 2025 will increase due to the Recent Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $36,008,000 for the thirty-nine weeks ended June 28, 2025 as compared to $31,034,000 for the thirty-nine weeks ended June 29, 2024, an increase of $4,974,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $923,000 and $796,000 for the thirty-nine weeks ended June 28, 2025 and June 29, 2024, respectively, an increase of 15.95%. We expect that package liquor store sales for the balance of our fiscal year 2025 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirty-nine weeks ended June 28, 2025 increased $12,044,000 or 8.82% to $148,591,000 from $136,547,000 for the thirty-nine weeks ended June 29, 2024. The increase was primarily due to increased payroll, an expected general increase in food costs and overall expenses as well as costs and expenses incurred from the opening of our Company-owned restaurant in Hollywood Florida (Store #19R) during the second quarter of our fiscal year 2024, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2025. Costs and expenses decreased as a percentage of total revenue to approximately 95.22% for the thirty-nine weeks ended June 28, 2025 from 95.95% for the thirty-nine weeks ended June 29, 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended June 28, 2025 increased to $78,383,000 from $71,817,000 for the thirty-nine weeks ended June 29, 2024. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.58% for the thirty-nine weeks ended June 28, 2025 as compared to 65.91% for the thirty-nine weeks ended June 29, 2024.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended June 28, 2025 increased to $9,079,000 from $7,959,000 for the thirty-nine weeks ended June 29, 2024. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.21% for the thirty-nine weeks ended June 28, 2025 and 25.65% for the thirty-nine weeks ended June 29, 2024. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal year 2025 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 28, 2025 increased $3,378,000 or 7.56% to $48,036,000 from $44,658,000 for the thirty-nine weeks ended June 29, 2024. Payroll and related costs for the thirty-nine weeks ended June 28, 2025 were higher due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 30.78% for the thirty-nine weeks ended June 28, 2025 and 31.38% of total revenue for  the thirty-nine weeks ended June 29, 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirty-nine weeks ended June 28, 2025 increased $2,075,000 or 11.18% to $20,640,000 from $18,565,000 for the thirty-nine weeks ended June 29, 2024 due primarily to the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024, inflation and otherwise to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended June 28, 2025 increased $9,000 or 0.15% to $6,127,000 from $6,118,000 for the thirty-nine weeks ended June 29, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 28, 2025 increased $169,000 or 4.37% to $4,036,000 from $3,867,000 for the thirty-nine weeks ended June 29, 2024 due primarily to increased television and radio advertising costs. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirty-nine weeks ended June 28, 2025 to 2.59% as compared to 2.72% for the thirty-nine weeks ended June 29, 2024.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended June 28, 2025 increased $355,000 or 11.38% to $3,474,000 from $3,119,000 for the thirty-nine weeks ended June 29, 2024. This increase is driven by the opening of our company owned restaurant in Hollywood, Florida (Store #19R) during the second quarter of our fiscal year 2024. As a percentage of total revenue, depreciation and amortization expense was 2.23% of revenue for the thirty-nine weeks ended June 28, 2025 and 2.19% of revenue for  the thirty-nine weeks ended June 29, 2024.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 28, 2025 decreased $46,000 to $722,000 from $768,000 for the thirty-nine weeks ended June 29, 2024.

Income Taxes. Income tax expense for the thirty-nine weeks ended June 28, 2025 was $588,000, as compared to $209,000 for the thirty-nine weeks ended June 29, 2024. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirty-nine weeks ended June 28, 2025 increased $1,547,000 or 31.44% to $6,467,000 from $4,920,000 for the thirty-nine weeks ended June 29, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the thirty-nine weeks ended June 28, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income for the thirty-nine weeks ended June 28, 2025 is 4.14%, as compared to 3.46% for the thirty-nine weeks ended June 29, 2024.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirty-nine weeks ended June 28, 2025 increased $965,000 or 30.42 % to $4,137,000 from $3,172,000 for the thirty-nine weeks ended June 29, 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant of Hollywood, Florida (Store #19R) during the thirty-nine weeks ended June 28, 2025, offset by higher food costs and overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the thirty-nine weeks ended June 28, 2025 is 2.65%, as compared to 2.23% for the thirty-nine weeks ended June 29, 2024.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of June 28, 2025, we had cash and cash equivalents of approximately $18,210,000, a decrease of $3,192,000 from our cash balance of $21,402,000 as of September 28, 2024. This decrease is primarily due to the expenditure of $2.2 million for the purchase of undeveloped land in Cutler Bay, Florida for a future restaurant site. This acquisition reflects our ongoing investment in strategic expansion. While no construction has commenced as of the reporting date, management anticipates capital expenditures related to site development and build-out in future fiscal quarters.

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

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 28, 2025 and June 29, 2024.

	Thirty-Nine Weeks Ended
	June 28, 2025	June 29, 2024
	(in thousands)

Net cash provided by operating activities	$7,150	$5,219
Net cash used in investing activities	(5,677)	(4,068)
Net cash used in financing activities	(4,665)	(4,560)

Net Decrease in Cash and Cash Equivalents	(3,192)	(3,409)

Cash and Cash Equivalents, Beginning	21,402	25,532

Cash and Cash Equivalents, Ending	$18,210	$22,123

During the thirty-nine weeks ended June 28, 2025 our Board of Directors declared a cash dividend of $0.55 per share to shareholders of record on June 12, 2025 and was made payable on June 27, 2025. During the thirty-nine weeks ended June 29, 2024 our Board of Directors declared a cash dividend of $0.50 per share to shareholders of record on June 14, 2024 and was made payable on June 28, 2024. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended June 28, 2025, we acquired property and equipment of $4,956,000, (of which $2.2 million was for the purchase of the Cutler Bay Property and $57,000 was purchase deposits transferred to property and equipment), including $285,000 for renovations to four (4) Company-owned location and $43,000 for renovations to one (1) limited partnership owned restaurant. During the thirty-nine weeks ended June 29, 2024, we acquired property and equipment and construction in progress of $5,282,000, (of which $255,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $308,000 was property and equipment in accounts payable), including $437,000 for renovations to three (3) Company-owned restaurants.

We anticipate the cost of refurbishment in our fiscal year 2025 will be approximately $550,000, although capital expenditures for our refurbishing program for fiscal year 2025 may be significantly higher.

Long-Term Debt

As of June 28, 2025, we had long-term debt (including the current portion) of $20,926,000, as compared to $21,912,000 as of September 28, 2024.

As of June 28, 2025, we are in compliance with all of the covenants contained in our loan agreements.

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

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the third quarter of our fiscal year 2025 we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended June 28, 2025, and our fiscal year ended September 28, 2024.

Item	June 28, 2025	September 28, 2024
	(in thousands)

Current Assets	$30,288	$31,529
Current Liabilities	18,291	19,924
Working Capital	$11,997	$11,605

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

Gift Cards

We offer gift cards to customers of our restaurants and package liquor stores. The gift cards distributed do not have expiration dates and we estimate breakage for the restaurant gift cards. We estimate the value of breakage based on historical redemption patterns. If actual redemptions vary from assumptions used to estimate breakage, gift card breakage income may differ from the amount recorded.

Consolidation of Limited Partnerships

As of June 28, 2025 we operate ten (10) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 0% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 28, 2025 held no equity securities.

Economic Risk

The new government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Legislative and Regulatory Risk

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. We are in the process of reviewing the legislation to determine its potential impact.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. We use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At June 28, 2025, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

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

On November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized the $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our unaudited condensed consolidated statements of income.

During the thirty-nine weeks ended June 28, 2025, we had approximately an aggregate principal amount of $733,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 4.20% and 4.25%. The Company also had approximately an aggregate principal amount of $732,000 of 180-day government guaranteed certificates of deposit at fixed annual interest rates between 4.05% and 4.25%. These are classified as short-term investments and recorded under current assets, as they are expected to mature within one year. Otherwise, at June 28, 2025, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of June 28, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 28, 2025.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 28, 2025, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 9 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2024 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended June 28, 2025 and June 29, 2024, we did not purchase any shares of our common stock. As of June 28, 2025, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the thirty-nine weeks ended June 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 as amended or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN’S ENTERPRISES, INC.

Date: August 12, 2025	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)