Form 10-K
period 2025-09-27
FLANIGANS ENTERPRISES INC
filed 2025-12-19
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,031,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $24.99 per share).

As of December 18, 2025 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

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

ii

PART I

ITEM 1. BUSINESS

General

As of September 27, 2025, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional 5 units, consisting of 2 restaurants (one of which we operate) and 3 combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 27, 2025 and as compared to September 28, 2024. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	September 27, 2025	September 28, 2024
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

Notes:

(1)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of “Big Daddy’s” lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other “Sun Belt” states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982, we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985, we began franchising package liquor stores and lounges in the South Florida area. (See Note 12 to the consolidated financial statements and the discussion of franchised units on pages 3 and 4).

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 79.67% and bar sales approximately 20.33% of our total restaurant sales.

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

Entity	State Of Organization	Percentage Owned

Flanigan’s Management Services, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	50
CIC Investors #25, Limited Partnership	Florida	—
CIC Investors #50, Limited Partnership	Florida	29
CIC Investors #55, Limited Partnership	Florida	54
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	33
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	32
CIC Investors #85, Limited Partnership	Florida	7
CIC Investors #90, Limited Partnership	Florida	11
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100
Flanigan’s Fish Company, LLC	Florida	51

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beers and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel. The stores are open for business seven days a week from 9:00-10:00 a.m. to 10:00-11:00 p.m., depending upon demand and local law. Most of our units have “night windows” with extended evening hours.

Company-Owned Package Liquor Stores. As of our fiscal year ended September 27, 2025, we own and operate eleven package liquor stores in the South Florida area under the name “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, two of which are jointly operated with restaurants we own.

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

Restaurant Operations

Our restaurants provide a neighborhood casual, standardized dining experience, typical of casual restaurant chains. The interior decor of the restaurants is nautical with numerous fishing and boating pictures and decorations. The restaurants are designed to permit minor modifications without significant capital expenditures. However, from time to time we are required to redesign and refurbish the restaurants at significant cost. Drink prices may vary between locations to meet local conditions. Food prices are substantially standardized for all restaurants. The restaurants’ hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. depending upon demand and local law.

Company-Owned Restaurants. As of our fiscal year ended September 27, 2025, we own and operate eleven restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” two of which are jointly operated with package liquor stores we own.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 27, 2025, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.

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

West Miami, Florida

We are the sole general partner and a 32% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Wellington, Florida

We are the sole general partner and a 33% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 21.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pinecrest, Florida

We are the sole general partner and 50% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 19.4% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 29% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Davie, Florida

We are the sole general partner and a 54% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miami, Florida

We are the sole general partner and a 11% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 22, 2022. 32.1% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2025, this limited partnership has returned to its investors approximately 26.5% of their initial cash invested and as a result, we are currently not entitled to receive any management fees from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 25.5% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2025, this limited partnership has returned to its investors approximately 45% of their initial cash invested and as a result, we are currently not entitled to receive any management fee from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For the fiscal years ended September 27, 2025 and September 28, 2024, we generated $200,000 of revenue in each respective fiscal year from providing these management services.

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

All of our managers and salespersons receive extensive training in sales techniques. We arrange for independent third parties, or “shoppers”, to inspect each unit in order to evaluate the unit’s operations, including the handling of cash transactions.

Purchasing and Inventory

The package liquor business requires a constant substantial capital investment in inventory at the stores. Our inventory consists primarily of liquor and wine products and as such, does not become excessive or obsolete that would require identifying and recording of the same. Liquor inventory purchased can normally be returned only if defective or broken.

All of our purchases of liquor inventory are made through our purchasing department from our corporate headquarters. The major portion of inventory is purchased under individual purchase orders with licensed wholesalers and distributors who deliver the merchandise within one or two days of the placing of an order. Frequently there is only one wholesaler in the immediate marketing area with an exclusive distributorship of certain liquor product lines. Substantially all of our liquor inventory is shipped by the wholesalers or distributors directly to our stores. We significantly increase our inventory prior to Christmas, New Year’s Eve and other holidays. Under Florida law, we are required to pay for our liquor purchases within ten days of delivery.

Negotiations with food suppliers are conducted by our purchasing department at our corporate headquarters. We believe this ensures that the best quality and prices will be available to each restaurant. Orders for food products are regularly prepared by each restaurant’s kitchen manager and reviewed by the restaurant’s general manager before orders are placed. Food is delivered by the supplier directly to each restaurant. Orders are placed several times a week to ensure product freshness. Food inventory is primarily paid for weekly. We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the food products purchased by us can be subject to price volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our food products.

We negotiate short-term and long-term agreements for certain of our principal food product requirements, depending on market conditions and expected demand. We evaluate the possibility of entering into arrangements to assist us in managing risk and variability associated with the supply and demand of food products.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2026, we entered into a purchase agreement with our existing rib supplier, whereby we agreed to purchase approximately $9.2 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2026, at a prescribed cost, which we believe is competitive. For calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” during calendar year 2025, at a prescribed cost, which we also believe is competitive. The increase in our cost of baby back ribs for calendar year 2026 compared to calendar year 2025 is due to an increase in market price and quantity ordered.

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

In Florida, where all of our restaurants and package liquor stores are located, most of our liquor licenses are issued on a “quota license” basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions are placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by us allow the sale of liquor for on and off premises consumption (the “4 COP Quota Liquor License”). The other liquor licenses held by us or limited partnerships of which we are the general partner, are restaurant liquor licenses, which do not have quota restrictions or purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by us allow the sale of liquor for on premises consumption only.

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

During our fiscal years 2025 and 2024, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal or Florida minimum wage, whichever is higher, and accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans with Disability Act of 1990 (“ADA”), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

A significant number of our hourly restaurant staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only Federal Insurance Contributions Act (“FICA”) tax assessments for unreported or underreported tips. We are not under investigation or audit, nor have we been assessed for potential employer-only FICA tax assessments for unreported or underreported tips.

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

As of our fiscal year end 2025, we employed 2,033 persons, of which 773 were full-time and 1,260 were part-time. Of these, 58 were employed at our corporate offices in administrative capacities and 13 were employed in maintenance. Of the remaining employees, 76 were employed in our package liquor stores and 1,886 in our restaurants. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work and uniting our staff members around charitable causes personal to them. We periodically donate to philanthropic organizations through campaigns designed to engage our staff, as follows:

●	Breast Cancer Awareness – We donate $10,000 annually to local Breast Cancer Support organizations.

●	Flanigan’s Rockin’ Rib run 10k – We donate over $40,000 to Mami HOPE mission through our annual 10k event. Money is used for disaster and hunger relief all over the world, youth outreach, and community building.

●	Achievement Awards – We provide schools in Miami-Dade, Broward, and Palm Beach County with free kids’ meals and achievement awards throughout the year. We give out approximately 85,000 awards every year.

●	Fishing Tournaments/Marine Conservation – We donate to fishing tournaments and beach cleanup projects.

●	Supporting the local community – We donate funds to boy scouts, baseball teams, schools, etc.

●	Reclaimed Wood – All of our locations use reclaimed wood on interior walls.

We also believe our sustainability programs and initiatives like restaurant-based recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since

James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	61	(1)

August Bucci	Chief Operating Officer and Executive Vice President	81	2002

Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	72	(2)

Christopher O’Neil	Vice President of Package Operations	60	2016

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.
(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 27, 2025 and September 28, 2024, the Board of Directors approved discretionary matching contributions totaling $87,000 and $74,000, respectively.

General Liability Insurance

For the policy year beginning December 30, 2024, we have general liability insurance which incorporates a $50,000 self-insured retention per occurrence for us and a $10,000 self-insured retention per occurrence for the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured retentions, up to a maximum aggregate of $2,000,000 per year. We were also able to purchase excess liability insurance whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred by us in defending a claim, including attorney’s fees, are a part of our $50,000 self-insured retention, and a part of our limited partnerships’ $10,000 self-insured retention.

In accordance with accounting guidance, we accrue for any liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Accordingly, our annual insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. Our accruals are included in the accompanying consolidated balance sheets in the caption “Accounts payable and accrued expenses”. A significant unfavorable judgment or settlement against us in excess of our liability insurance coverage could have a materially adverse effect on the Company.

Property Insurance; Windstorm Insurance

For the policy year beginning December 30, 2024, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorms, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence.

Insurance Premiums

Due to continuing higher interest rates, for the policy year commencing December 30, 2024 we paid the premiums for general liability, auto, property, excess liability and terrorism policies totaling approximately $4.01 million, which includes coverage for our franchises (of approximately $911,000), which are not included in our consolidated financial statements. For the policy year commencing December 30, 2025, we will pay the premiums for general liability, auto, property, excess liability and terrorism policies in full again due to continuing higher interest rates.

Competition and the Company’s Market

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

Our package liquor stores compete directly or indirectly with local retailers and discount “superstores”. Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive. Such practices will continue in the package liquor business. We believe that we have a competitive position in our market because of widespread consumer recognition of the “Big Daddy’s Liquors” and “Big Daddy’s Wine & Liquors” names.

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. During the second quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective February 23, 2025) to target an increase to our bar revenues of approximately 0.84% annually to offset higher food and liquor costs and higher overall expenses. During the first quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. During our fiscal year 2024, we increased menu prices for our bar offerings (effective August 25, 2024) to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the second quarter of our fiscal year 2023. We believe that we have a competitive position in our market because of widespread consumer recognition of the “Flanigan’s Seafood Bar and Grill” and “Flanigan’s” names.

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

Trade Names

We operate our package liquor stores and restaurants under the service marks: “Big Daddy’s Liquors”, “Big Daddy’s Wine & Liquors”, “Flanigan’s Seafood Bar and Grill”, and “Flanigan’s”. We operate our sports bar under the service mark: “Brendan’s Sports Pub”. Our right to the use of the “Big Daddy’s” service mark is set forth under a consent decree of a federal court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the “Big Daddy’s” service mark in connection with our package liquor sales in Florida, while restricting future liquor sales in Florida under the “Big Daddy’s” name by the other party who has a federally registered service mark for “Big Daddy’s” use in the restaurant business. The federal court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our “Big Daddy’s Liquors”, “Flanigan’s” and “Flanigan’s Seafood Bar and Grill” service marks.

The standard symbolic trademark associated with our facilities and operations is the bearded face and head of “Big Daddy” which is predominantly displayed at all “Flanigan’s” facilities and all “Big Daddy’s” facilities throughout the country. The face comprising this trademark is that of the Company’s founder, Joseph “Big Daddy” Flanigan, and is a federally registered trademark owned by us.

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

Risks Related to Our Business and Industry

If we are unable to staff and retain qualified restaurant and package liquor store management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

The market for qualified talent continues to be competitive and we must continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may in the future experience challenges in hiring and retaining restaurant and store employees and in maintaining full restaurant staffing in various locations, which could result in decreased employee and customer satisfaction. A shortage of qualified candidates who meet legal work authorization requirements, failure to hire, train and retain new employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. Anticipated changes in immigration laws and regulations could decrease the pool of candidates with legal work authorization, cause disruption in the workforce for all companies that rely on hourly workers and increase the costs, time and requirements to hire new employees. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor customer satisfaction, higher turnover and litigation, which could negatively impact our financial results. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers’ demand could be limited, any of which could materially adversely affect our financial performance.

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

We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. The State of Florida has already enacted a minimum wage and tip credit, with the minimum wage currently at $14.00 per hour and a tip credit of $3.02 per hour. The minimum wage increases $1.00 per hour annually until it reaches $15.00 per hour in 2026. The tip credit does not increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs. Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers may engage in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to unionize, our labor costs could increase and it could negatively impact our culture, reduce our flexibility and disrupt our business. In addition, our responses to any union organizing efforts could negatively impact our reputation and dissuade guests from patronizing our restaurants.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2026 due to, among other things, ongoing consumer and economic uncertainty.

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

Any inability to compete successfully with the other restaurants and/or stores in our markets will prevent us from increasing or sustaining our revenues and profitability and will result in a material adverse effect on our business, financial condition, results of operations and cash flows. We may also need to modify or refine elements of our business to evolve our concepts in order to compete with popular new restaurant formats or store concepts that may develop in the future. There can be no assurance that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

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

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline and adversely affect financial performance.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our success depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Our sales may decline during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty. Any material decline in consumer confidence or a decline in spending on casual dining away from home could cause our sales, operating results, business or financial condition to decline. We offer a large variety of entrees, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and casual style of dining. A change from this dining style may have an adverse effect on our business. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

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

Many of our corporate systems and processes and corporate support for our restaurant and package liquor store operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.

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

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. There are currently no “dram shop” claims pending against us. See “Item 1. Business - Government Regulation” for a discussion of the regulations with which we must comply.

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

Employment and immigration regulations

We are subject to various federal and state laws governing our relationship with our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, healthcare, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome and can also expose us to liabilities from claims for non-compliance. For example, historically, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime. We could suffer losses from and incur legal costs to defend these and similar cases and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals and similar requirements and these changes could increase our labor costs. Changes in U.S. healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

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

Complex local, state and federal laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations can be costly. If we fail or are perceived to have failed to comply with applicable privacy and data protection laws, or fail to properly respond to or honor consumer requests under any of the foregoing privacy laws, we could be subject to enforcement actions and regulatory investigations, or claims for damages by guests and other affected individuals or parties, or incur fines and damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance, and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.

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

The occurrence or threat of extraordinary events, such as active shooter or future terrorist attacks, military and governmental responses, and the protest of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending may impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending may also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

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

As of September 27, 2025, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

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

On November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized the $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our consolidated statements of income.

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

Our management team, including the CEO, CFO, COO, Senior Director of Information Technology, Director of Information Technology, and Director of Accounting, as appropriate, supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2. PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015. Subsequent to the fire, (i) we constructed a 3,000 square foot stand-alone building on the vacant parcel of real property for the operation of our Company-owned package liquor store (Store #19P), which opened for business during the first quarter of our fiscal year 2024; and (ii) we constructed a 4,500 square foot stand-alone building here for the operation of the Company-owned restaurant, (Store #19R), which opened for business during the second quarter of our fiscal year 2024;

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our package liquor store #45 and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our limited partnership owned Kendall, Florida based restaurant since April 4, 2000, (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard;

(x)	a 6,900 square foot stand-alone building in Sunrise, Florida, which we purchased in March 2021 and houses our limited partnership owned Sunrise, Florida based restaurant, (Store #85), which opened for business in March 2022;

(xi)	a 6,000 square foot commercial space in Miami, Florida, which we purchased in April 2023 and in which we operate our package liquor store and warehouse (Store #47), through a sublease agreement from a sale-leaseback arrangement in January 1974;

(xii)

a 5,450 square foot three building shopping center in Hallandale Beach, Florida (adjacent to our combination package store and restaurant in Hallandale Beach, Florida (Store #31)), that we purchased in April 2023: (A) one stand-alone building, approximately 1,450 square feet, of which 950 square feet is leased to one unaffiliated third party retailer and 500 square feet which is occupied by us; (B) the second stand-alone building, approximately 1,500 square feet, which is leased to one unaffiliated third party retailer and (C) the third stand-alone building, approximately 2,500 square feet, which is leased to one unaffiliated third party retailer, (collectively Store #38); and

(xiii)	we are developing a 6,400 square foot stand-alone building in Cutler Bay, Florida, which vacant property we purchased in May 2025 and will house our limited partnership owned Cutler Bay, Florida based restaurant, (Store #3), which we anticipate will open for business during our fiscal year 2027.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $750,000 for our refurbishing program for fiscal year 2026, although capital expenditures of our refurbishing program for our fiscal year 2026 may be significantly higher. See Item 7, “Liquidity and Capital Resources” for discussion of the amounts spent in fiscal year 2025.

The following table summarizes information related to the properties upon which our operations are conducted and/or will be conducted. For all locations that include lease options, the lessor must extend the term of the lease for a location if we exercise the lease option. If there is no lease option or if we do not exercise the same, the lessor is not required to extend the term of the lease upon expiration.

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy’s Liquors #4 Flanigan’s Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy’s Liquors #7 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/2030 Options to 10/31/2035
Big Daddy’s Liquors #8 Flanigan’s Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/29 Options to 12/31/49
Flanigan’s Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/30
Flanigan’s Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/28 Options to 11/15/38
Flanigan’s Seafood Bar and Grill #14 Big Daddy’s #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/29 Options to 6/1/34

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/26 Options to 8/31/36
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 Bird Avenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy’s Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Wine & Liquors #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr., Building A Hollywood, Florida	3,000	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr., Building B Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #20 Flanigan’s Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan’s Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #22 Flanigan’s Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Big Daddy’s Wine & Liquors #24 Flanigan’s Enterprises, Inc. (10) 11225 Miramar Parkway, #245 Miramar, Florida	2,000	N/A	Company	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Brendan’s Sports Pub	3,500	85	Company	6/16/22 to 6/30/72
Flanigan’s Enterprises, Inc. 868 S. Federal Highway Pompano Beach, Florida
Flanigan’s Seafood Bar and Grill #31 Flanigan’s Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy’s Liquors #34 Flanigan’s Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/27 Options to 5/28/37
Flanigan’s Seafood Bar and Grill #40 Flanigan’s Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat’s #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/27
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/29 Options to 6/30/34
Big Daddy’s Liquors #47 Flanigan’s Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50 (Sublease) Company-Owned
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	6/01/91 to 1/31/31 Options to 1/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s #25 CIC Investors #25, Ltd. (9) 11225 Miramar Parkway, #250 Miramar, Florida	6,000	200	Limited Partnership	3/5/22 to 3/5/32 Options to 3/5/47
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/26 Options to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/26 Options to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/26
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/35 Options to 6/30/40
Flanigan’s Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	4/1/00 to 3/31/30 Options to 3/31/35
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Options to 4/30/31
Flanigan’s Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 12/14/29 Options to 12/14/39
Flanigan’s Seafood Bar and Grill #85 CIC Investors #85 Ltd. 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	3/1/19 to 2/28/29 Options to 2/28/44 Company-Owned

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	6,400	200	Limited Partnership	4/1/11 to 3/31/31 Options to 3/31/36
Flanigan’s Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/27 Options to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700	N/A	Company	Company-owned shopping center
Flanigan’s Enterprises, Inc. (11) 615 – 715 E. Hallandale Beach Blvd. Hallandale Beach, Florida	5,450	N/A	Company	Company-owned shopping center
Flanigan’s Enterprises, Inc. (12) 5055 NE 13th Avenue Oakland Park, FL 33334	3,600	N/A	Company	7/1/2025-6/30/2027
Flanigan’s #3 (13)	6,400	240	Limited Partnership	TBD Company-Owned

(1)	Franchised by Company.

(2)	Lease assigned to franchisee. We are no longer contingently liable on the lease.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 56% of the underlying ground lease, as well as the sublease agreement. In April 2023 we purchased the real property, subject to the ground lease and sublease agreement through which we continue to occupy the premises. As a result, we pay 44% of the rent due under the ground lease and the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our package liquor store #45 (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. As a result, the package liquor store was closed since our first quarter year 2019, but re-opened for business in the first quarter of fiscal 2023 in a newly constructed stand-alone building #19P. During the second quarter of our fiscal year 2024, we re-opened our restaurant in a stand-alone building on the same site in Hollywood, Florida adjacent to Store #19P.

(9)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model, which location opened for business in April 2023.

(10)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location. This new location opened for business as a “Big Daddy’s Wine & Liquors” retail package liquor store in March 2023.

(11)	During the third quarter of our fiscal year 2023, we closed on the purchase of a three building shopping center in Hallandale Beach, Florida adjacent to our combination package store and restaurant in Hallandale Beach, Florida (Store #31), which consists of: (A) one stand-alone building which is leased to two unaffiliated third party retailers; (B) the second stand-alone building which is leased to one unaffiliated third party retailer; and (C) the third stand-alone building which is leased to one unaffiliated third party retailer.

(12)	During the second quarter of our fiscal year 2025, we entered into a two-year lease for this storage unit. Previously this storage unit had been a one year lease.

(13)	During the third quarter of our fiscal year 2025, we purchased vacant real property located in Cutler Bay, Florida. We plan to construct a 6,400 square foot building to lease to a limited partnership to be formed of which we will be the sole general partner to construct and operate a “Flanigan’s” restaurant.

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

Purchase of Real Property

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

Subsequent Events

Subsequent to the end of our fiscal year 2025, we re-financed with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The re-financed mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the re-financing of this mortgage loan.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NYSE AMERICAN under the symbol “BDL”.

Holders

As of the close of business on December 17, 2025, there were approximately 149 holders of record of our common stock.

Dividend Policy

During our fiscal year 2025, our Board of Directors declared a cash dividend of $0.55 per share to shareholders of record on June 12, 2025 and was made payable on June 27, 2025. During our fiscal year 2024, our Board of Directors declared a cash dividend of $0.50 per share to shareholders of record on June 14, 2024 and was made payable on June 28, 2024. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2025. As of September 27, 2025, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6. RESERVED

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2025 and 2024 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 27, 2025 and September 28, 2024 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of September 27, 2025, we (i) operated 32 units, consisting of restaurants, sports bar, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores.

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

RESULTS OF OPERATIONS

REVENUES (in thousands):

	For the Fiscal Year Ended
	September 27, 2025		September 28, 2024
	Amount	Percent	Amount	Percent
	(In thousands)		(In thousands)
Restaurant food sales	$124,501	61.25	$114,795	61.95
Restaurant bar sales	31,764	15.63	30,010	16.20
Package store sales	46,988	23.12	40,497	21.85

Total Sales	$203,253	100.00	$185,302	100.00

Franchise related revenues	1,754		1,693
Other revenues	241		221

Total Revenue	$205,248		$187,216

Comparison of Fiscal Years Ended September 27, 2025 and September 28, 2024

Revenues. Total revenue for our fiscal year 2025 increased $18,032,000 or 9.63% to $205,248,000 from $187,216,000 for our fiscal year 2024 due primarily to increased package liquor store and restaurant sales, increased menu prices and revenue generated from our Company-owned restaurant in Hollywood, Florida (Store #19R) for our entire fiscal year 2025 as opposed to a part of our fiscal year 2024. Effective February 23, 2025, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually. Effective August 25, 2024, we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $124,501,000 for our fiscal year 2025 as compared to $114,795,000 for our fiscal year 2024. The increase in restaurant food sales is attributable to the Recent Price Increases and food sales generated from our Company-owned restaurant in Hollywood, Florida (Store #19R) for our entire fiscal year 2025 as opposed to a part of our fiscal year 2024. Comparable weekly restaurant food sales for restaurants open for all of our fiscal years 2025 and 2024, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $2,245,000 and $2,122,000 for our fiscal years 2025 and 2024 respectively, an increase of 5.80%. Comparable weekly restaurant food sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $997,000 and $938,000 for our fiscal years 2025 and 2024, respectively, an increase of 6.29%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,248,000 and $1,184,000 for our fiscal years 2025 and 2024 respectively, an increase of 5.41%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2026 will increase due to increased restaurant traffic.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $31,764,000 for our fiscal year 2025 as compared to $30,010,000 for our fiscal year 2024. The increase in restaurant bar sales is attributable to the Recent Price Increases and bar sales generated from our Company-owned restaurant in Hollywood, Florida (Store #19R) for our entire fiscal year 2025 as opposed to a part of our fiscal year 2024. Comparable weekly restaurant bar sales for restaurants open for all of our fiscal years 2025 and 2024 respectively, which consists of ten restaurants owned by us (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) and ten restaurants owned by affiliated limited partnerships was $583,000 for our fiscal year 2025 and $562,000 for our fiscal year 2024, an increase of 3.74%. Comparable weekly restaurant bar sales for Company-owned restaurants only (excluding our Hollywood, Florida location Store #19R which opened for business during the second quarter of our fiscal year 2024) was $244,000 and $234,000 for our fiscal years 2025 and 2024 respectively, an increase of 4.27%. Comparable weekly restaurant bar sales affiliated limited partnership owned restaurants only was $339,000 and $328,000 for our fiscal years 2025 and 2024 respectively, an increase of 3.35%. We expect that restaurant bar sales for our fiscal year 2026 will increase due to increased restaurant traffic.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $46,988,000 for our fiscal year 2025 as compared to $40,497,000 for our fiscal year 2024, an increase of $6,491,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $904,000 and $779,000 for our fiscal years 2025 and 2024 respectively, an increase of 16.05%. We expect that package liquor store sales for our fiscal year 2026 will increase due to increased package liquor store traffic.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization) for our fiscal year 2025 increased $15,128,000 or 8.34% to $196,503,000 from $181,375,000 for our fiscal year 2024. The increase was primarily due to increased payroll, an expected general increase in food costs and overall expenses, as well as costs and expenses incurred from our Company-owned restaurant in Hollywood Florida (Store #19R) for our entire fiscal year 2025 as opposed to a part of our fiscal year 2024, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2026. Operating costs and expenses decreased as a percentage of total revenue to approximately 95.74% in our fiscal year 2025 from 96.88% in our fiscal year 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2025 increased to $104,091,000 from $94,943,000 for our fiscal year 2024. Gross profit margin for the restaurant food and bar sales increased during our fiscal year 2025 when compared to our fiscal year 2024 due to the Recent Price Increases, partially offset by higher food costs. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.61% for our fiscal year 2025 and 65.57% for our fiscal year 2024.

Package Store Sales. Gross profit for package store sales for our fiscal year 2025 increased to $11,803,000 from $10,369,000 for our fiscal year 2024. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.12% for our fiscal year 2025 and 26.60% for our fiscal year 2024. We anticipate that the gross profit margin for package liquor store merchandise will decrease for our fiscal year 2026 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2025 increased $4,352,000 or 7.33% to $63,701,000 from $59,349,000 for our fiscal year 2024. Payroll and related costs for our fiscal year 2025 are higher due primarily to the operation of our Company-owned restaurant in Hollywood, Florida (Store #19R) for our full fiscal year 2025 as opposed to part of our fiscal year 2024 and the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 31.04% for our fiscal year 2025 and 31.70% of total revenue for our fiscal year 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to running restaurant and package operations) for our fiscal year 2025 increased $2,737,000 or 11.08% to $27,438,000 from $24,701,000 for our fiscal year 2024 due primarily to the operation of our Company-owned restaurant in Hollywood, Florida (Store #19R) for our full fiscal year 2025 as opposed to part of our fiscal year 2024, inflation and otherwise due to increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2025 increased $116,000 or 1.50% to $7,870,000 from $7,754,000 for our fiscal year 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for our fiscal year 2025 increased $150,000 or 2.82% to $5,463,000 from $5,313,000 for our fiscal year 2024 due primarily to increased television and radio advertising costs. Selling, general and administrative expenses decreased as a percentage of total revenue for our fiscal year 2025 to 2.66% as compared to 2.84% for our fiscal year 2024.

Depreciation and Amortization. Depreciation and amortization expense for our fiscal year 2025 increased $404,000 or 9.47% to $4,672,000 from $4,268,000 for our fiscal year 2024. This increase is driven by the operation of our Company-owned restaurant in Hollywood, Florida (Store #19R) for the full fiscal year 2025 as opposed to part of the fiscal year 2024. Depreciation and amortization remained flat as a percentage of total revenue at 2.28% for each of our fiscal years 2025 and 2024.

Interest Expense, Net. Interest expense, net, for our fiscal year 2025 decreased $62,000 to $957,000 from $1,019,000 for our fiscal year 2024.

Rental Income/ Rental Expense Rental income was $1,077,000 and rental expense was $622,000 for our fiscal year 2025, while rental income was $1,105,000 and rental expense was $550,000 for our fiscal year 2024. Previously, Rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expense and Selling, general and administrative expenses, however, both Rental income and Rental expense are now presented in Other Income.

Income Taxes. Income tax for our fiscal year 2025 was an expense of $622,000, as compared to an expense of $286,000 for our fiscal year 2024. Income taxes as a percentage of income before provision for income taxes for our fiscal year 2025 is 7.2% as compared to 5.12% in our fiscal year 2024.

Net Income. Net income for our fiscal year 2025 increased $2,717,000 or 51.26% to $8,017,000 from $5,300,000 for our fiscal year 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant in Hollywood, Florida (Store #19R) for our full fiscal year 2025 as opposed to part of our fiscal year 2024. As a percentage of total revenue, net income for our fiscal year 2025 is 3.91%, as compared to 2.83% for our fiscal year 2024.

Net Income Attributable to Flanigan’s Enterprise, Inc.’s Stockholders. Net income attributable to stockholders for our fiscal year 2025 increased $1,677,000 or 49.97% to $5,033,000 from $3,356,000 for our fiscal year 2024 due primarily to the Recent Price Increases and the operation of our Company-owned restaurant in Hollywood, Florida (Store #19R) for our full fiscal year 2025 as opposed to part of our fiscal year 2024. As a percentage of revenue, net income attributable to stockholders for our fiscal year 2025 is 2.45%, as compared to 1.79% for our fiscal year 2024.

New Limited Partnership Restaurants

As new limited partnership restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new limited partnership locations. During our fiscal year 2025 we did not open any new limited partnership restaurants, however, we do have one in the development stage in Cutler Bay, Florida.

Menu Price Increases

During the second quarter of our fiscal year, 2025, we increased our menu prices for our bar offerings (effective February 23, 2025) to target an increase to our bar revenues of approximately 0.84% annually to offset higher food and liquor costs and higher overall expenses. During the first quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. During our fiscal year 2024, we increased menu prices for our bar offerings (effective August 25, 2024) to target an increase to our bar revenues of approximately 5.63% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the second quarter of our fiscal year 2023.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations and borrowings from third parties. As of September 27, 2025, we had cash and cash equivalents of approximately $20,094,000, a decrease of $1,308,000 from our cash balance of $21,402,000 as of September 28, 2024. The decrease is primarily due to our purchase of the Cutler Bay property ($2,200,000).

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

CASH FLOWS

The following table is a summary of our cash flows for our fiscal years 2025 and 2024.

	Fiscal Years
	2025	2024
	(in thousands)
Net cash provided by operating activities	$10,510	$6,630
Net cash used in investing activities	(6,117)	(5,141)
Net cash used in financing activities	(5,701)	(5,619)

Net Decrease in Cash and Cash Equivalents	(1,308)	(4,130)

Cash and Cash Equivalents, Beginning	21,402	25,532

Cash and Cash Equivalents, Ending	$20,094	$21,402

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the fiscal year 2025, we acquired property and equipment of $5,844,000, (of which $2.2 million was for the purchase of the Cutler Bay Property and $11,000 was purchase deposits transferred to property and equipment), including $566,000 for renovations to four (4) Company-owned location and $137,000 for renovations to one (1) limited partnership owned restaurant. During the fiscal year 2024, we acquired property and equipment and construction in progress of $6,047,000, (of which $289,000 was purchase deposits transferred to property and equipment, $715,000 was purchase deposits transferred to CIP, and $4,000 was property and equipment in accounts payable), including $528,000 for renovations to three (3) Company-owned restaurants and $135,000 for one (1) limited partnership owned restaurant.

Debt

As of September 27, 2025, we had long term debt (including the current portion) of $20,618,000, as compared to $21,912,000 as of September 28, 2024.

As of September 27, 2025, we are in compliance with the financial covenants contained in our loans with our unrelated third-party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $19,306,000 of our total loans of approximately $20,618,000. As of September 27, 2025, the year-end fair value of our debt approximates carrying value.

We repaid long term debt, including auto loans and mortgages in the amount of $1,330,000 and $1,251,000 in our fiscal years 2025 and 2024, respectively.

Commitments

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same. During the fourth quarter of our fiscal year 2025, we exercised the first (1st) one (1) year renewal option for a period of one (1) year effective January 1, 2026. In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the third quarter of our fiscal year 2025, we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

ERP Contract

In the third quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third-party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. The implementation of NetSuite was complete and functional at the start of the fourth quarter of our fiscal year 2025.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2026, we entered into a purchase agreement with our existing rib supplier, whereby we agreed to purchase approximately $9.2 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2026, at a prescribed cost, which we believe is competitive. For calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” during calendar year 2025, at a prescribed cost, which we also believe is competitive. The increase in our cost of baby back ribs for calendar year 2026 compared to calendar year 2025 is due to an increase in market price and quantity ordered.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of September 27, 2025, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”), supplies certain fish to all of our restaurants. Since we hold the controlling interest in FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of the end of our fiscal years 2025 and 2024.

Item	September 27, 2025	September 28, 2024
	(in thousands)

Current Assets	$30,593	$31,529
Current Liabilities	18,118	19,924
Working Capital	$12,475	$11,605

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2026.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” which eliminates all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the “probable-to-completion recognition threshold.” Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This ASU will be effective for the Company for our fiscal year fiscal year 2029 annual reporting period with the guidance applied either prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

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

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 10 to the consolidated financial statements for our fiscal year 2025.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Economic Risk

The current government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Legislative and Regulatory Risk

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We continue to review the legislation to determine its potential impact.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As described in Note 13 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 27, 2025, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At the end of our fiscal year 2025, we had approximately an aggregate principal amount $1,414,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 4.05% and 5.15%. Otherwise, as of September 27, 2025, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are on pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As of September 27, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 27, 2025.

Remediation of Material Weakness in Internal Control over Financial Reporting

During the course of our independent registered public accounting firm performing its year end audit procedures in connection with our consolidated financial statements to be included in our Form 10-K for the fiscal year 2024, Information technology general controls (ITGCs)  were not designed and implemented effectively to ensure (i) that access to applications and data, and the ability to make program and database changes, were adequately restricted to appropriate personnel and (ii) that database changes were logged completely and accurately. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. This material weakness did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results.

As a result of this finding, during the first quarter of our fiscal year 2025, we began the process of addressing this material weakness by bolstering our internal controls over the access to applications and data and the logging of database changes. During the fourth quarter of our fiscal year 2025, the additional controls had been implemented and evaluated by management and determined to be operating effectively as of the end of our fiscal year 2025. As such, we have concluded that our previously listed ITGC material weakness has been remediated.

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

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. As of our fiscal year ended September 27, 2025, we are in the process of remediating the material weakness surrounding deferred revenue.

Changes in Internal Control Over Financial Reporting

Apart from the changes discussed above we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 27, 2025, our internal control over financial reporting was ineffective.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended September 27, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2025 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/1987	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company’s Trademark Litigation	8-K	4/10/1985	10(c)

10(r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan’s Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan’s Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan’s Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the service mark “Flanigan’s” in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)

Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan’s Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)

10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan’s Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan’s Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan’s Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan’s Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan’s Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

10(gg)	Limited Partnership Agreement of CIC Investors #85, Ltd., dated April 4, 2019, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning seven percent of the limited partnership. *	10-K	10/1/2022	10(gg)

10(hh)	Limited Partnership Agreement of CIC Investors #25, Ltd., dated September 21, 2021, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, excluding Flanigan’s Enterprises, Inc. *	10-K	10/1/2022	10(hh)

19.1	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy	10-K	9/28/2024	19.1

97.1	Incentive Compensation Clawback Policy	10-K	9/28/2024	97.1

13	Registrant’s Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 27, 2025.				X

21(a)	Company’s subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN’S ENTERPRISES, INC.

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/19/2025

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/19/2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/19/2025
James G. Flanigan II	Chief Executive Officer, and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/19/2025
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 12/19/2025
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/19/2025
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/19/2025
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package Operations	Date: 12/19/2025
Christopher O’Neil	and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/19/2025
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/19/2025
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 12/19/2025
John P. Foster

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

Flanigan’s Enterprises, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flanigan’s Enterprises, Inc. and subsidiaries (the “Company”) as of September 27, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended September 27, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025, and the results of its operations and its cash flows for the year ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 1999 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Fort Lauderdale, FL

December 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flanigan’s Enterprises, Inc. and subsidiaries (the “Company”) as of September 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended September 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024, and the results of its operations and its cash flows for the year ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor from 1999 through May 9, 2025.

Fort Lauderdale, FL

December 27, 2024

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

(in thousands, except share and per share amounts)

	2025	2024
ASSETS
Current Assets:

Cash and cash equivalents	$20,094	$21,402
Prepaid income taxes	172	170
Other receivables	892	1,063
Inventories	6,920	7,020
Prepaid expenses	1,810	1,874
Other current assets	705	—

Total current assets	30,593	31,529

Property and equipment, net	82,689	81,747
Construction in progress	3	—
	82,692	81,747

Right-of-use assets, operating leases	24,817	26,828

Investment in Limited Partnerships	322	274

Other Assets:

Liquor licenses	1,268	1,268
Deposits on property and equipment	455	57
Leasehold interests, net	41	68
Other	435	311

Total other assets	2,199	1,704

Total assets	$140,623	$142,082

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

(in thousands, except share and per share amounts)

(Continued)

	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$5,889	$7,213
Accrued compensation	2,113	1,798
Due to franchisees	3,192	4,149
Current portion of long term debt	1,484	1,400
Operating lease liabilities, current	2,704	2,467
Other current liabilities	157	—
Deferred revenue	2,579	2,897
Total current liabilities	18,118	19,924

Long term debt, net of current portion	19,134	20,512

Operating lease liabilities, non-current	23,793	25,847
Deferred tax liabilities	481	389

Total liabilities	61,526	66,672

Commitments and Contingencies Note 12
Stockholders’ Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 outstanding for the years ended 2025 and 2024	420	420
Capital in excess of par value	6,128	6,240
Retained earnings	64,685	60,674
Accumulated other comprehensive income	—	(41)
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	65,156	61,216
Noncontrolling interests	13,941	14,194
Total stockholders’ equity	79,097	75,410

Total liabilities and stockholders’ equity	$140,623	$142,082

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 27, 2025 and September 28, 2024

(in thousands, except share and per share amounts)

	2025	2024
Revenues:
Restaurant food sales	$124,501	$114,795
Restaurant bar sales	31,764	30,010
Package store sales	46,988	40,497
Franchise related revenues	1,754	1,693
Other revenues	241	221
	205,248	187,216
Costs and Expenses:
Cost of merchandise sold:
Restaurant	52,174	49,862
Package goods	35,185	30,128
Payroll and related costs	63,701	59,349
Operating expenses	27,438	24,701
Occupancy costs	7,870	7,754
Selling, general and administrative expenses	5,463	5,313
Depreciation and amortization	4,672	4,268
	196,503	181,375
Income from Operations	8,745	5,841
Other Income (Expense):
Interest expense	(957)	(1,019)
Interest and other income	396	207
Rental income	1,077	1,105
Rental expense	(622)	(550)
Gain on sale of property and equipment	—	2
	(106)	(255)

Income before Provision for Income Taxes	8,639	5,586

Provision for Income Taxes	(622)	(286)

Net Income	8,017	5,300

Less: Net Income Attributable to Noncontrolling Interests	(2,984)	(1,944)
Net Income Attributable to Flanigan’s Enterprises Inc.’s Stockholders	$5,033	$3,356

Net Income Per Common Share:
Basic and Diluted	$2.71	$1.81

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 27, 2025 and September 28, 2024

(in thousands)

	2025	2024
Net income:	$8,017	$5,300
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	331	(436)
Reclassification of gains from interest rate swap to interest and other income, net of tax	(331)	—
Total Comprehensive Income	8,017	4,864

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	5,033	—	—	2,984	8,017
Other comprehensive income	—	—	—	331	—	—	—	—	331
Reclassification of realized gain on interest rate swap to interest and other income, net of tax	—	—	—	(290)	—	—	—	—	(290)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,968)	(2,968)
Purchase of noncontrolling interest	—	—	(112)	—	—	—	—	(269)	(381)
Dividends paid	—	—	—	—	(1,022)	—	—	—	(1,022)

Balance, September 27, 2025	4,197,642	$420	$6,128	$-	$64,685	2,338,995	$(6,077)	$13,941	$79,097

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2023	4,197,642	$420	$6,240	$395	$58,247	2,338,995	$(6,077)	$15,689	$74,914

Net income	—	—	—	—	3,356	—	—	1,944	5,300
Other comprehensive loss	—	—	—	(436)	—	—	—	—	(436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,439)	(3,439)
Dividends paid	—	—	—	—	(929)	—	—	—	(929)

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

(in thousands)

	2025	2024
Cash Flows from Operating Activities:
Net income	$8,017	$5,300
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,672	4,268
Amortization of leasehold interests	27	26
Amortization of operating lease right-of-use assets	2,649	2,549
Gain on interest rate swap	(35)	—
Gain on sale of property and equipment	—	(2)
Loss on abandonment of property and equipment	147	91
Gain on casualty loss	—	(30)
Amortization of deferred loan costs	36	35
Deferred income taxes	(20)	(265)
Income from unconsolidated limited partnership	(64)	(42)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	142	(199)
Prepaid income taxes	(2)	49
Inventories	100	178
Prepaid expenses	64	(363)
Other current assets	(705)	—
Other assets	64	(16)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,009)	(2,072)
Other current liabilities	157	—
Operating lease liabilities	(2,455)	(2,311)
Due to franchisees	(957)	(828)
Deferred revenue	(318)	262
Net cash and cash equivalents provided by operating activities	10,510	6,630

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,830)	(3,445)
Purchase of construction in progress	(3)	(1,594)
Deposits on property and equipment	(410)	(174)
Purchase of leaseholds	—	(31)
Proceeds from sale of property and equipment	80	83
Proceeds from insurance recovery	30	—
Distributions from unconsolidated limited partnership	16	20
Net cash and cash equivalents used in investing activities	(6,117)	(5,141)

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

(in thousands)

	2025	2024
Cash Flows from Financing Activities:
Payments on long term debt	(1,330)	(1,251)
Dividends paid	(1,022)	(929)
Purchase of noncontrolling limited partnership interests	(381)	—
Distributions to limited partnerships’ noncontrolling interests	(2,968)	(3,439)
Net cash and cash equivalents used in financing activities	(5,701)	(5,619)
Net Decrease in Cash and Cash Equivalents	(1,308)	(4,130)
Cash and Cash Equivalents - Beginning of Period	21,402	25,532
Cash and Cash Equivalents - End of Period	$20,094	$21,402
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$895	$967
Income taxes	$546	$501
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase (decrease) in fair value of interest rate swap	$443	$(583)
Purchase deposits capitalized to property and equipment	$11	$289
Purchase deposits transferred to construction in progress	$—	$715
Construction in progress transferred to property and equipment	$—	$7,676
Construction in progress in accounts payable and accrued expenses	$—	$4
Remeasurement of right-of-use operating lease	$638	$2,390

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of September 27, 2025, we (i) operate 32 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, a restaurant in which we do not have an ownership interest, and “Brendan’s Sports Pub”, a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2025 and 2024 are each comprised of a 52-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the ten limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. We report consolidated net income inclusive of both the Company’s and the noncontrolling interests’ share, as well as amounts of consolidated net income attributable to each of the Company and the noncontrolling interests.

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

Revised Presentation of Rental Income

For the fiscal year ended September 27, 2025, we adjusted our Consolidated Statements of Income to correct rental income from Revenues to Other Income and rental expense from Operating, Occupancy and Selling, General and Administrative expenses to Other Expense. We believe this presentation more accurately reflects revenue generated from ancillary activity rather than revenue generated from core operations. Prior period amounts have been adjusted. This correction had no impact on reported results of operations.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States and SEC rules. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities, and estimates relating to loyalty reward programs and gift cards. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 3 months or less at the date of purchase and receivables from our credit card merchants to be cash equivalents.

We maintain deposit balances with financial institutions, which balances may from time to time, exceed the federally insured limits which are $250,000 for interest and non-interest bearing accounts. The deposit balances that exceed the federally insured limits are approximately $13,135,000 as of September 27, 2025. We have not experienced any losses on such accounts.

Other Receivables

Our receivables consist primarily of rebates due to our restaurant or package stores.

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of weighted average cost or net realizable value. The movement of package inventory approximates first in, first out (FIFO).

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

Our estimated useful lives range from 3 to 5 years for vehicles and 3 to 7 years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 15 years. Our buildings of our corporate offices in Fort Lauderdale, Florida; our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and North Lauderdale, Florida; our restaurants in N. Miami and Fort Lauderdale, Florida; our property in Sunrise, Florida which we lease to a limited partnership (Store #85), our property in Fort Lauderdale, Florida which we lease to a franchisee (Store #15), our package stores in N. Miami, Florida and El Portal, Florida and our shopping centers in Miami, Florida and Hallandale Beach, Florida all of which we own, are being depreciated over 40 years. Building improvements are being depreciated over 20 years.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Suppliers

Throughout our fiscal years 2025 and 2024, we purchased a significant portion of our food products from two major suppliers. The first major supplier represents approximately 34% and 38% of our cost of goods sold and approximately 20% and 31% of our accounts payable and accrued expenses as of September 27, 2025 and September 28, 2024, respectively. The second major supplier represents approximately 9% and 11% of our cost of goods sold and approximately 2% of our accounts payable and accrued expenses as of September 27, 2025 and September 28, 2024. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2025 and 2024, we purchased the majority of our alcoholic beverages from three local distributors. One of these three local distributors represents approximately 26% and 23% of our cost of goods sold for the years ended September 27, 2025 and September 28, 2024, respectively and approximately 5% and 6% of our accounts payable and accrued expenses as of September 27, 2025 and September 28, 2024, respectively. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

Revenue Recognition

Revenue-related to food, bar and package sales are recorded at the point of sale. Royalty-related revenues, which are 1% of package sales and 3% of restaurant sales, are recorded as income on a weekly basis, in arrears. We report our revenues net of sales tax.

We sell gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer and breakage revenue is recognized quarterly according to historical redemption patterns.

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

Through mid-June 2025, our Lunch Club Loyalty Program awarded customers with a free lunch once they earned the required number of points. Pursuant to ASC 606, we recognized deferred revenue in the amount of the free lunch and reduced restaurant store revenue by a like amount. We recognized revenue when the free lunch was redeemed in our restaurants or when it expired unused. Beginning in mid-June 2025, our Lunch Club Loyalty Program awards customers with a $10 off coupon once they earn the required number of points. We recognize deferred revenue of $10 and reduce restaurant store revenues by this same amount. We recognize revenue when the $10 off coupon is redeemed in our restaurants or when it expires unused.

Holiday Promotional Card Program awards customers with a $20 promotional gift card (“Promo Gift Card”) when they spend $100 in the restaurants on food/drink or purchase a $100 gift card. This $20 promotional card can only be redeemed within a three month window. Pursuant to ASC 606, we recognize deferred revenue in the amount of the Promo Gift Card upon issuance and reduce restaurant store revenue by a like amount. We recognize revenue when the “Promo Gift Card” is redeemed in our restaurants or when it expires unused.

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs. Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred and during our fiscal year ended September 27, 2025 we incurred no preopening expenses. During our fiscal year ended September 28, 2024 we expensed $77,000 for our store #19R.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 27, 2025 and September 28, 2024 were approximately $438,000 and $223,000, respectively.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred by us in defending a claim, including attorney’s fees, are a part of our $50,000 self-insured retention, and a part of our limited partnerships’ $10,000 self-insured retention.

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

Beginning in the second quarter of our fiscal year 2025, we determined that our interest rate swap agreement is an economic hedge and recognize the changes in fair value on our interest rate swap in interest and other income.

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For our fiscal years ended September 27, 2025 and September 28, 2024, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 27, 2025.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” which eliminates all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the “probable-to-completion recognition threshold.” Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This ASU will be effective for the Company for our fiscal year fiscal year 2029 annual reporting period with the guidance applied either prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT, NET

	(in thousands)
	2025	2024

Furniture and equipment	$17,907	$17,741
Leasehold improvements	33,256	32,381
Land and land improvements	38,182	36,221
Building and improvements	37,885	38,065
Vehicles	2,426	2,281
Other	602	317
	130,258	127,006
Less accumulated depreciation and amortization	(47,569)	(45,259)
	82,689	81,747
Construction in progress	3	—
	$82,692	$81,747

Depreciation and amortization expense for the fiscal years ended September 27, 2025 and September 28, 2024 was approximately $4,672,000 and $4,268,000, respectively.

NOTE 3. LEASEHOLD INTERESTS, NET

	(in thousands)
	2025	2024

Leasehold interests, at cost	$3,055	$3,055
Less accumulated amortization	(3,014)	(2,987)
	$41	$68

Future leasehold amortization as of September 27, 2025 is as follows:

(in thousands)
2026	$23
2027	6
2028	5
2029	5
2030	2
Thereafter	—
Total	$41

Leasehold amortization expense for the fiscal years ended September 27, 2025 and September 28, 2024 was approximately $27,000 and $26,000, respectively.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 27, 2025, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.

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

West Miami, Florida

We are the sole general partner and a 32% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Wellington, Florida

We are the sole general partner and a 33% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 21.9% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pinecrest, Florida

We are the sole general partner and 50% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 19.4% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 29% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Davie, Florida

We are the sole general partner and a 54% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miami, Florida

We are the sole general partner and a 11% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.3% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 22, 2022. 32.1% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2025, this limited partnership has returned to its investors approximately 26.5% of their initial cash invested and as a result, we are currently not entitled to receive any management fees from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miramar, Florida

We are the sole general partner in this limited partnership which has owned and operated a restaurant in Miramar, Florida under our “Flanigan’s” service mark since April 18, 2023. No units of limited partnership interest were purchased by the Company. 25.5% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2025, this limited partnership has returned to its investors approximately 45% of their initial cash invested and as a result, we are currently not entitled to receive any management fee from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

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

	Unaudited
	(in thousands)
	September 27, 2025	September 28, 2024
Financial Position:
Current Assets	$632	$438
Non-Current Assets	701	705
Total Assets	1,333	1,143

Current Liabilities	226	229
Non-Current Liabilities	—	—
Total Liabilities	226	229
Equity	1,107	914
Total Liabilities and Equity	$1,333	$1,143

Operating Results:
Revenues	5,413	5,051
Gross Profit	3,631	3,311
Net Income	257	166

NOTE 5. PURCHASE OF REAL PROPERTY; LEASEHOLD / SUB-LEASEHOLD INTERESTS

Purchase of Real Property

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

NOTE 6. INSURANCE PREMIUMS

Due to continuing higher interest rates, for the policy year commencing December 30, 2024 we paid the premiums for general liability, auto, property, excess liability and terrorism policies totaling approximately $4.01 million, which includes coverage for our franchises (of approximately $911,000), which are not included in our consolidated financial statements. For the policy year commencing December 30, 2025, we will pay the premiums for general liability, auto, property, excess liability and terrorism policies in full again due to continuing higher interest rates.

NOTE 7. DEFERRED REVENUE

Changes in deferred revenue on the consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,598	1,811	20	1,404	7	6,840
Revenue recognized	(3,434)	(1,811)	(87)	(1,819)	(7)	(7,158)
September 27, 2025	$1,552	$—	$35	$990	$2	$2,579

September 30, 2023	$1,215	$—	$79	$1,341	$—	$2,635
Revenue deferred	3,560	1,663	24	831	2	6,080
Revenue recognized	(3,387)	(1,663)	(1)	(767)	—	(5,818)
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897

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

NOTE 9. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 27, 2025, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses issued in the County. At September 27, 2025 and September 28, 2024, the total carrying amount of our liquor licenses was $1,268,000.

NOTE 10. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2025 and 2024 are as follows:

	(in thousands)
	2025	2024
Current:
Federal	$267	$246
State	277	305
	544	551
Deferred:
Federal	(1)	(282)
State	79	17
	78	(265)
	$622	$286

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	(in thousands)
	2025	2024
Tax provision at the statutory rate	$1,814	$1,173
Non-controlling interests	(627)	(408)
State income taxes, net of federal income tax	279	264
FICA tip credit	(1,112)	(1,029)
True up adjustment	46	77
Other permanent items, net	222	209
	$622	$286

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

The components of our deferred tax assets (liabilities) at September 27, 2025 and September 28, 2024 were as follows:

	(in thousands)
	2025	2024
Deferred tax assets:
Reversal of aged payables	$18	$18
Capitalized inventory costs	26	26
Accrued bonuses	77	52
Accruals for potential uninsured claims	45	27
Gift cards	271	247
Deferred revenue	92	205
Tip credit	1,200	914
Operating lease liabilities	3,208	3,319
Limited partnership investments	353	446
Accrued limited retirement	73	76
Interest rate swaps	—	14
Subtotal	$5,363	$5,344
Less: Valuation allowance	—	—
Total net deferred tax assets	5,363	5,344

NOTE 10. INCOME TAXES (Continued)

	(in thousands)
	2025	2024
Deferred tax liabilities:
Limited partnership management fees	$(636)	$(680)
Book/tax differences in property and equipment and intangible assets	(2,154)	(1,901)
Operating lease right of use assets	(3,020)	(3,152)
Interest Rate Swaps	(34)	—
Total deferred tax liabilities	(5,844)	(5,733)

Net deferred tax liability	$(481)	$(389)

As of September 27, 2025, the Company has federal general business credit carryforward of $1,200,000. General business credit carryovers can be carried back 1 year and carried forward 20 years. The Company’s general business credit carryforward will begin to expire in fiscal year 2044. The Company and its subsidiaries file a U.S. Corporation federal income tax return and a Florida Corporation income tax return. These returns are subject to examination by taxing authorities for all fiscal years after 2021.

NOTE 11. DEBT

Debt consists of the following as of September 27, 2025 and September 28, 2024:

Long-Term Debt

	2025	2024
Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,400, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of September 27 2025, the net book value of the collateral securing this mortgage was $5,460,000.	5,750	6,016

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.63% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $31,100, with a final payment on July 1, 2036. As of September 27, 2025, the net book value of the collateral securing this mortgage was $10,741,000.	3,332	3,579

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $16,000, with a final payment on March 2, 2036. As of September 27, 2025, the net book value of the collateral securing this mortgage was $7,667,000.	1,663	1,790

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points (4.42% at September 27, 2025), but with the interest fixed at 4.90% pursuant to a swap agreement, amortized over fifteen (15) years, payable in monthly installments of principal of approximately $38,700, with a final payment on September 28, 2037. As of September 27, 2025, the net book value of the collateral securing this mortgage was $3,419,000.	7,686	8,124

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,400, with a final payment on December 28, 2031. As of September 27, 2025, the net book value of the collateral securing this mortgage was $1,001,000.	433	487

NOTE 11. DEBT (Continued)

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 6% per annum, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $9,300, with a balloon payment of approximately $487,000 on August 1, 2032. As of September 27, 2025, the net book value of the collateral securing this mortgage was $2,157,000.	947	1,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,500, with a final payment on December 28, 2031. As of September 27, 2025, the net book value of the collateral securing this mortgage was $975,000.	442	498

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7.5%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment on March 1, 2034. As of September 27, 2025, the net book value of the collateral securing this mortgage was $1,027,000.	557	600

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment on November 1, 2026. As of September 27, 2025, the net book value of the collateral securing this mortgage was $551,000.	42	76

Other	5	17

Less unamortized loan costs	(239)	(275)
	20,618	21,912
Less current portion	(1,484)	(1,400)
	$19,134	$20,512

Long-term debt at September 27, 2025 matures as follows:

2026	1,484
2027	6,555
2028	1,180
2029	1,239
2030	1,301
Thereafter	9,098
20,857
Less unamortized loan costs	(239)
$20,618

NOTE 11. DEBT (Continued)

As of September 27, 2025, we are in compliance with the financial covenants contained in our loans with our unrelated third-party institutional lender under which we owe in the aggregate, approximately $19,306,000 of our total loans of approximately $20,618,000. As of September 27, 2025, the year-end fair value of our debt approximates carrying value.

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

 Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the third quarter of our fiscal year 2025, we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

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

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases

To conduct certain operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 47 years, some of which include options to renew and extend the lease terms for up to an additional 24 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Common area maintenance and property taxes are not considered to be lease components. Variable lease costs include amounts based on a percentage of gross sales in excess of specified levels. They are recognized when probable and are not included in determining the present value of our operating lease liability.

The components of lease expense are as follows:

	(in thousands)
	52 Weeks	52 Weeks
	Ended September 27, 2025	Ended September 28, 2024
Operating Lease Expense, which is included in occupancy costs	$3,983	$3,852

Variable Lease Expense, which is included in occupancy costs	$910	$918

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	September 27, 2025	September 28, 2024

Assets
Operating lease assets	$24,817	$26,828

Liabilities
Operating lease current liabilities	$2,704	$2,467
Operating lease non-current liabilities	$23,793	$25,847

Weighted Average Remaining Lease Term:
Operating leases	9.53 Years	10.17 Years

Weighted Average Discount:
Operating leases	5.13%	5.02%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2026	3,946
2027	3,840
2028	3,816
2029	3,836
2030	3,474
Thereafter	17,735

Total lease payments (undiscounted cash flows)	36,647
Less imputed interest	(10,150)
Total operating lease liabilities	$26,497

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar year 2026, we entered into a purchase agreement with our existing rib supplier, whereby we agreed to purchase approximately $9.2 million of “2.5 & Down Baby Back Ribs” (weight range in which baby back ribs are sold) during calendar year 2026, at a prescribed cost, which we believe is competitive. For calendar year 2025, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $7.8 million of “2.5 & Down Baby Back Ribs” during calendar year 2025, at a prescribed cost, which we believed was competitive. The increase in our cost of baby back ribs for calendar year 2026 compared to calendar year 2025 is due to an increase in market price and quantity ordered.

Flanigan’s Fish Company, LLC

As of September 27, 2025, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”), supplies certain fish to all of our restaurants. Since we hold the controlling interest in FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Franchise Program

At September 27, 2025 and September 28, 2024, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

●	James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are 52.28% and 40.00 % owners, respectively, which has a franchise arrangement with us for the operation of a restaurant and adjacent package liquor store located in Coconut Grove, Florida (Store #18).

●	Patrick J. Flanigan, brother to both James G. Flanigan and Michael B. Flanigan and a member of our Board of Directors, owns 100% of a company which has a franchise arrangement with us for the operation of a combination restaurant/package liquor store located in Pompano Beach, Florida (Store #43).

●	Our officers and directors collectively own 30% of the shareholder interest of a company which has a franchise arrangement with us for the operation of a restaurant located in Deerfield Beach, Florida. The shareholder interest of James G. Flanigan’s family represents an additional 60% of the total invested capital in this franchised location (Store #14).

●	Patrick J. Flanigan is the sole general partner and a 25% limited partner in a limited partnership which has a franchise arrangement with us for the operation of a restaurant located in Fort Lauderdale, Florida. The Company is a 25% limited partner in this limited partnership and officers and directors of the Company (excluding Patrick J. Flanigan) own an additional 31.9% limited partnership interest in this franchised location (Store #15).

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2025 and 2024, we earned royalties of $1,242,000 and $1,195,000, respectively, from our related franchises, which royalties are included in Franchise-related revenues in our Consolidated Statements of Income. We are not currently offering or accepting new franchises.

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements/Bonuses

As of September 27, 2025 and September 28, 2024, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management, (the “Officers Bonus”). Officers Bonuses for our fiscal years 2025 and 2024 amounted to approximately $1,849,000 and $1,434,000, respectively.

Our Board of Directors also approved an additional annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer (the “Restaurant Bonus’’). Restaurant Bonuses for our fiscal years 2025 and 2024 amounted to approximately $1,311,000 and $1,037,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized and paid on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 27, 2025 and September 28, 2024, we generated $200,000 of revenue in each respective fiscal year from providing these management services.

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

 Interest Rate Swap Agreements

As of September 27, 2025, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender.

NOTE 13. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with an unrelated third-party lender in September 2022 to convert this variable rate debt obligation to a fixed rate. The $8.90M Term Loan Swap required us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We had previously determined that this interest rate swap agreement was an effective hedging agreement and we recorded changes in fair value to accumulated other comprehensive income each quarter from the fourth quarter of our fiscal year 2023 through the first quarter of our fiscal year 2025.

On November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized the $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our consolidated statements of income.

NOTE 14. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2025 and 2024, we did not purchase any shares of our common stock. As of September 27, 2025, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share. The Internal Revenue Service imposes a 1.0% tax on stock repurchases after December 31, 2022 over $1,000,000 within a fiscal year.

NOTE 15. BUSINESS SEGMENTS

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the years ended September 27, 2025 and September 28, 2024, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

NOTE 15. BUSINESS SEGMENTS (Continued)

For the Fiscal Year Ended September 27, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$124,501	$—	$—	$—	$124,501
Intersegment revenues	4,529	—	—	(4,529)	—
Restaurant bar sales	31,764	—	—	—	31,764
Package goods sales	—	46,988	—	—	46,988
TOTAL REVENUE:	160,794	46,988	—	(4,529)	203,253
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	52,174	35,185	—	—	87,359
Intersegment cost of merchandise sold	4,529	—	—	(4,529)	—
TOTAL COST OF MERCHANDISE SOLD:	56,703	35,185	—	(4,529)	87,359
GROSS PROFIT:	104,091	11,803	—	—	115,894

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,754	—	1,754
Intersegment franchise-related revenues	—	—	5,664	(5,664)	—
Intersegment partnership income	—	—	1,651	(1,651)	—
Other revenues	162	—	79	—	241
TOTAL ADDITIONAL REVENUES:	162	—	9,148	(7,315)	1,995

ADDITIONAL EXPENSES:
Payroll and related costs	52,272	3,479	7,950	—	63,701
Operating expenses	22,795	3,063	1,580	—	27,438
Intersegment operating expenses	2,507	—	2,871	(5,378)	—
Occupancy costs	6,719	784	367	—	7,870
Intersegment occupancy costs	666	194	—	(860)	—
Selling, general and administrative expenses	1,578	166	3,719	—	5,463
Intersegment selling, general and administrative expenses	—	—	286	(286)	—
Depreciation and amortization	3,443	632	597	—	4,672

TOTAL ADDITIONAL EXPENSES:	89,980	8,318	17,370	(6,524)	109,144

Income (Loss) from Operations	14,273	3,485	(8,222)	(791)	8,745

OTHER INCOME (EXPENSE):
Interest expense	—	—	(957)	—	(957)
Intersegment interest expense	—	—	(8)	8	—
Interest and other income	10	90	296	—	396
Intersegment interest and other income	—	—	8	(8)	—
Rental income	—	—	1,077	—	1,077
Intersegment rental income	—	—	860	(860)	—
Rental expense	—	—	(622)	—	(622)
	10	90	654	(860)	(106)

Income (loss) before provision for income taxes:	14,283	3,575	(7,568)	(1,651)	8,639

Provision for income taxes	—	—	(622)	—	(622)

Net Income (Loss)	14,283	3,575	(8,190)	(1,651)	8,017

Less: Net Income attributable to noncontrolling interests	(2,984)	—	—	—	(2,984)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$11,299	$3,575	$(8,190)	$(1,651)	$5,033

NOTE 15. BUSINESS SEGMENTS (Continued)

For the Fiscal Year Ended September 28, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$114,795	$—	$—	$—	$114,795
Intersegment revenues	4,141	—	—	(4,141)	—
Restaurant bar sales	30,010	—	—	—	30,010
Package goods sales	—	40,497	—	—	40,497
TOTAL REVENUE:	148,946	40,497	—	(4,141)	185,302
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	49,862	30,128	—	—	79,990
Intersegment cost of merchandise sold	4,141	—	—	(4,141)	—
TOTAL COST OF MERCHANDISE SOLD:	54,003	30,128	—	(4,141)	79,990
GROSS PROFIT:	94,943	10,369	—	—	105,312

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,693	—	1,693
Intersegment franchise-related revenues	—	—	5,845	(5,845)	—
Intersegment partnership income	—	—	1,156	(1,156)	—
Other revenues	165	—	56	—	221
TOTAL ADDITIONAL REVENUES:	165	—	8,750	(7,001)	1,914

ADDITIONAL EXPENSES:
Payroll and related costs	49,024	3,153	7,172	—	59,349
Intersegment payroll costs	—	(24)	—	24	—
Operating expenses	20,517	2,640	1,544	—	24,701
Intersegment operating expenses	2,431	—	3,173	(5,604)	—
Occupancy costs	6,534	862	358	—	7,754
Intersegment occupancy costs	665	184	—	(849)	—
Selling, general and administrative expenses	1,232	167	3,914	—	5,313
Intersegment selling, general and administrative expenses	—	—	286	(286)	—
Depreciation and amortization	3,216	499	553	—	4,268

TOTAL ADDITIONAL EXPENSES:	83,619	7,481	17,000	(6,715)	101,385

Income (Loss) from Operations	11,489	2,888	(8,250)	(286)	5,841

OTHER INCOME (EXPENSE):
Interest expense	—	—	(1,019)	—	(1,019)
Intersegment interest expense	—	—	(8)	8	—
Interest and other income	22	82	103	—	207
Intersegment interest and other income	—	20	8	(28)	—
Rental income	—	—	1,105	—	1,105
Intersegment rental income	—	—	849	(849)	—
Rental expense	—	—	(550)	—	(550)
Gain on sale of property and equipment	—	—	2	—	2
	22	102	490	(869)	(255)

Income (loss) before provision for income taxes:	11,511	2,990	(7,760)	(1,155)	5,586

Provision for income taxes	—	—	(286)	—	(286)

Net Income (Loss)	11,511	2,990	(8,046)	(1,155)	5,300

Less: Net Income attributable to noncontrolling interests	(1,944)	—	—	—	(1,944)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$9,567	$2,990	$(8,046)	$(1,155)	$3,356

NOTE 15. BUSINESS SEGMENTS (Continued)

	(in thousands)
	For the Fiscal Year Ended
	September 27,	September 28,
	2025	2024
Capital Expenditures:
Restaurants	$4,815	$4,986
Package stores	289	197
Corporate	740	864
Consolidated Totals	$5,844	$6,047

	(in thousands)
	September 27,	September 28,
	2025	2024
Identifiable Assets:
Restaurants	$76,500	$77,613
Package stores	24,053	23,084
Corporate	40,070	41,385
Consolidated Totals	$140,623	$142,082

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2025 and 2024. Rental income previously presented in Revenues is currently presented in Other Income. Rental expense previously presented in Operating, Occupancy, and Selling, General and Administrative expenses is currently presented in Other Expense. Revenues and Income from operations reflect this revised presentation but there was no impact to Net Income.

	(in thousands)
	Quarter Ended
	December 28, 2024	March 29, 2025	June 28, 2025	Sep. 27, 2025
Revenues	$49,995	$53,359	$51,894	$50,000
Income from operations	753	3,514	2,853	1,625
Net income attributable to stockholders	55	2,690	1,392	896
Net income per share – basic and diluted	0.03	1.45	0.75	0.48
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	(in thousands)
	Quarter Ended
	December 30, 2023	March 30, 2024	June 29, 2024	Sep. 28, 2024
Revenues	$44,887	$47,757	$48,823	$45,749
Income from operations	673	2,502	2,149	517
Net income (loss) attributable to stockholders	109	1,942	1,121	184
Net income (loss) per share – basic and diluted	0.06	1.04	0.60	0.10
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 17. 401(k) PLAN

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 27, 2025 and September 28, 2024, the Board of Directors approved discretionary matching contributions totaling $87,000 and $74,000, respectively.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to the end of our fiscal year end 2025, we approved the 2026 baby back rib contract with our existing rib supplier. See the section titled “Purchase Commitments” in Note 12 for additional details.

Subsequent to the end of our fiscal year 2025, we re-financed with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The re-financed mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the re-financing of this mortgage loan.