Form 10-Q
period 2025-12-27
FLANIGANS ENTERPRISES INC
filed 2026-02-10
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

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

As of February 9, 2026 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	December 27, 2025	December 28, 2024
REVENUES:
Restaurant food sales	$30,932	$29,126
Restaurant bar sales	7,855	7,962
Package store sales	13,285	12,435
Franchise related revenues	438	431
Other revenues	58	41
	52,568	49,995
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	12,951	13,029
Package goods	9,965	9,481
Payroll and related costs	16,371	15,746
Operating expenses	6,985	6,504
Occupancy costs	2,015	1,859
Selling, general and administrative expenses	1,416	1,478
Depreciation and amortization	1,196	1,146
	50,899	49,243
Income from Operations	1,669	752
OTHER INCOME (EXPENSE):
Interest expense	(253)	(250)
Interest and other income	68	59
Rental income	277	267
Rental expense	(134)	(161)
	(42)	(85)

Income before provision for income taxes	1,627	667

Provision for income taxes	(128)	(35)

Net Income	1,499	632

Less: Net Income attributable to noncontrolling interests	(694)	(577)
Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$805	$55

Net Income Per Common Share:
Basic and Diluted	$0.43	$0.03

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended
	December 27,	December 28,
	2025	2024
Net Income:	$1,499	$632
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	—	331
Total Comprehensive Income	$1,499	$963

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 27, 2025 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

	December 27, 2025	September 27, 2025
ASSETS

Current Assets:

Cash and cash equivalents	$22,967	$20,094
Prepaid income taxes	44	172
Other receivables	1,421	892
Inventories	7,073	6,920
Prepaid expenses	825	1,810
Other current assets	715	705

Total current assets	33,045	30,593

Property and equipment, net	81,968	82,689
Construction in progress	94	3
	82,062	82,692

Right-of-use assets, operating leases	24,130	24,817

Investment in limited partnerships	330	322

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	34	41
Deposits on property and equipment	776	455
Other	426	435

Total other assets	2,504	2,199

Total assets	$142,071	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 27, 2025 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

(Continued)

	December 27, 2025	September 27, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$5,467	$5,889
Accrued compensation	2,937	2,113
Due to franchisees	2,496	3,192
Current portion of long-term debt	1,598	1,484
Operating lease liabilities, current	2,757	2,704
Other current liabilities	38	157
Deferred revenue	4,771	2,579
Total current liabilities	20,064	18,118

Long-term debt, net of current portion	18,662	19,134

Operating lease liabilities, non-current	23,086	23,793
Deferred tax liabilities	481	481

Total liabilities	62,293	61,526

Commitments and Contingencies Note 9
Stockholders’ Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,128	6,128
Retained earnings	65,490	64,685
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	65,961	65,156
Noncontrolling interests	13,817	13,941
Total stockholders’ equity	79,778	79,097

Total liabilities and stockholders’ equity	$142,071	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

(in thousands, except share amounts)

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 27, 2025	4,197,642	$420	$6,128	$—	$64,685	2,338,995	$(6,077)	$13,941	$79,097

Net income	—	—	—	—	805	—	—	694	1,499
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(818)	(818)

Balance, December 27, 2025	4,197,642	$420	$6,128	$—	$65,490	2,338,995	$(6,077)	$13,817	$79,778

	Common Stock		Capital in Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)

Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

(in thousands)

	December 27, 2025	December 28, 2024
Cash Flows from Operating Activities:
Net income	$1,499	$632
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,196	1,146
Amortization of leasehold interests	7	7
Amortization of operating lease right-of-use assets	687	652
Gain on interest rate swap	(6)	—
Loss on abandonment of property and equipment	4	4
Amortization of deferred loan costs	9	9
Income from unconsolidated limited partnership	(12)	(5)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(529)	(156)
Prepaid income taxes	128	35
Inventories	(153)	(475)
Prepaid expenses	985	1,030
Other current assets	(10)	—
Other assets	15	34
Increase (decrease) in:
Accounts payable and accrued expenses	402	2,808
Other current liabilities	(119)	—
Operating lease liabilities	(654)	(579)
Due to franchisees	(696)	(22)
Deferred revenue	2,192	2,581
Net cash and cash equivalents provided by operating activities	4,945	7,701

Cash Flows from Investing Activities:
Purchase of property and equipment	(472)	(736)
Purchase of construction in progress	(91)	—
Deposits on property and equipment	(353)	(13)
Proceeds from sale of property and equipment	25	12
Proceeds from insurance recovery	—	30
Distributions from unconsolidated limited partnership	4	4
Net cash and cash equivalents used in investing activities	(887)	(703)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

(in thousands)

(Continued)

	December 27, 2025	December 28, 2024
Cash Flows from Financing Activities:
Payments on long-term debt	(349)	(334)
Payment of debt issuance costs	(18)	—
Purchase of noncontrolling limited partnership interest	—	(4)
Distributions to limited partnerships’ noncontrolling interests	(818)	(740)
Net cash and cash equivalents used in financing activities	(1,185)	(1,078)
Net Increase in Cash and Cash Equivalents	2,873	5,920
Cash and Cash Equivalents - Beginning of Period	20,094	21,402
Cash and Cash Equivalents - End of Period	$22,967	$27,322
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$192	$205
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase in fair value of interest rate swap	$—	$443
Purchase deposits capitalized to property and equipment	$32	$9

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 27, 2025 and December 28, 2024 is unaudited. Financial information as of September 27, 2025 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

We adjusted our condensed consolidated Statements of Income to correct rental income from Revenues to Other Income and rental expense from Operating, Occupancy and Selling, General and Administrative expenses to Other Expense. We believe this presentation more accurately reflects revenue generated from ancillary activity rather than revenue generated from core operations. Prior period amounts have been adjusted. This correction had no impact on reported results of operations.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of December 27, 2025 and December 28, 2024, no stock options or other potentially dilutive securities were outstanding and accordingly, there is no difference in basic and diluted per share amounts.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Recently Adopted

During the 13 weeks ended December 27, 2025 the Company did not adopt any new accounting pronouncements that had a material impact on our financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date of ASU 2024-03, which will be effective for the Company for our fiscal year 2028 annual reporting period, including interim periods within that fiscal year, with guidance applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” which eliminates all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the “probable-to-completion recognition threshold.” Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This ASU will be effective for the Company for our fiscal year 2029 annual reporting period, including interim periods within that fiscal year, with the guidance applied either prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU will be effective for the Company for our fiscal year 2029 annual reporting period, including interim periods within that fiscal year, with the guidance applied either prospectively or retrospectively. Early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

(4) PURCHASE OF REAL PROPERTY:

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

(6) DEFERRED REVENUE:

Changes in deferred revenue on the unaudited condensed consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 27, 2025	$1,552	$—	$35	$990	$2	$2,579
Revenue deferred	4,867	931	—	554	—	6,352
Revenue recognized	(3,464)	—	(8)	(686)	(2)	(4,160)
December 27, 2025	$2,955	$931	$27	$858	$—	$4,771

September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478

The Holiday Promo revenue recognized in Q1 2025 pertains to the breakage upon issuance of the promotional cards.

The Holiday Promo revenue recognized in Q1 2026 pertains to the variable transaction price adjusted for the probability of redemption.

(7) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2026, for the policy year commencing December 30, 2025, we obtained coverage on the following general liability, auto, property, excess liability, terrorism and cyber security policies with premiums totaling approximately $3,855,000, of which general liability, property, excess liability, terrorism and cyber security insurance includes coverage for our franchises (of approximately $848,000), which are not included in our condensed consolidated financial statements:

(i) For the policy year beginning December 30, 2025, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2025, the self-insured retention per occurrence is $50,000. The one (1) year general liability insurance premium is in the amount of $548,000;

(ii) For the policy year beginning December 30, 2025, the general liability insurance for our limited partnerships, including franchisees and the managed restaurant is a one (1) year policy with our insurance carriers. For the policy commencing December 30, 2025, the self-insured retention per occurrence is $10,000. The one (1) year general liability insurance premium is in the amount of $1,052,000;

(iii) For the policy year beginning December 30, 2025, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $223,000;

(iv) For the policy year beginning December 30, 2025, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,079,000;

(v) For the policy year beginning December 30, 2025, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $903,000;

(vi) For the policy year beginning December 30, 2025, our terrorism insurance is a one (1) year policy. The one (1) year terrorism insurance premium is in the amount of $19,000; and

(vii) For the policy year beginning December 30, 2025, our cyber security insurance is a one (1) year policy. The one (1) year cyber security insurance premium is in the amount of $31,000.

We paid the $3,855,000 annual premium amounts on January 15, 2026, which includes coverage for our franchises which are not included in our condensed consolidated financial statements.

(8) DEBT:

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The refinanced mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the refinancing of this mortgage loan.

(9) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same. In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the fourth quarter of our fiscal year 2025, we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

ERP Contract

In the third quarter of our fiscal year 2024, we entered into an agreement with Oracle, an unrelated third-party vendor for the licensing and support of NetSuite, a cloud-based Oracle ERP solution to replace our general ledger. The agreement is for a period of five years at a fixed rate of approximately $40,000 annually, with a cap on the percentage increase to our fees for our options to extend the term of the agreement for years six and seven. NetSuite began functioning as the Company’s general ledger system at the start of the fourth quarter of our fiscal year 2025.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 46 years, some of which include options to renew and extend the lease terms for up to an additional 24 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Common area maintenance and property taxes are not considered to be lease components. Variable lease costs include amounts based on a percentage of gross sales in excess of specified levels. They are recognized when probable and are not included in determining the present value of our operating lease liability.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended December 27, 2025	Ended December 28, 2024
Operating Lease Expense, which is included in occupancy costs	$1,010	$990

Variable Lease Expense, which is included in occupancy costs	$224	$247

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	December 27, 2025	September 27, 2025

Assets
Operating lease assets	$24,130	$24,817

Liabilities
Operating lease current liabilities	$2,757	$2,704
Operating lease non-current liabilities	$23,086	$23,793

Weighted Average Remaining Lease Term:
Operating leases	9.28 Years	9.53 Years

Weighted Average Discount:
Operating leases	5.13%	5.13%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2026 (40 weeks remaining)	$2,969
2027	3,840
2028	3,816
2029	3,836
2030	3,474
Thereafter	17,735

Total lease payments (undiscounted cash flows)	35,670
Less imputed interest	(9,827)
Total operating lease liabilities	$25,843

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Unaudited Condensed Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended December 27, 2025 and December 28, 2024, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended December 27, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$30,932	$—	$—	$—	$30,932
Intersegment revenues	1,174	—	—	(1,174)	—
Restaurant bar sales	7,855	—	—	—	7,855
Package goods sales	—	13,285	—	—	13,285
TOTAL REVENUE:	39,961	13,285	—	(1,174)	52,072
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	12,951	9,965	—	—	22,916
Intersegment cost of merchandise sold	1,174	—	—	(1,174)	—
TOTAL COST OF MERCHANDISE SOLD:	14,125	9,965	—	(1,174)	22,916
GROSS PROFIT:	25,836	3,320	—	—	29,156

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	438	—	438
Intersegment franchise-related revenues	—	—	1,466	(1,466)	—
Intersegment partnership income	—	—	382	(382)	—
Other revenues	42	—	16	—	58
TOTAL ADDITIONAL REVENUES:	42	—	2,302	(1,848)	496

ADDITIONAL EXPENSES:
Payroll and related costs	13,646	962	1,763	—	16,371
Operating expenses	5,812	817	356	—	6,985
Intersegment operating expenses	637	—	757	(1,394)	—
Occupancy costs	1,684	212	119	—	2,015
Intersegment occupancy costs	167	50	—	(217)	—
Selling, general and administrative expenses	457	39	920	—	1,416
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	880	130	186	—	1,196
TOTAL ADDITIONAL EXPENSES:	23,283	2,210	4,173	(1,683)	27,983

Income (Loss) from Operations	2,595	1,110	(1,871)	(165)	1,669

OTHER INCOME (EXPENSE):
Interest expense	—	—	(253)	—	(253)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	—	25	43	—	68
Intersegment interest and other income	—	—	2	(2)	—
Rental income	—	—	277	—	277
Intersegment rental income	—	—	217	(217)	—
Rental expense	—	—	(134)	—	(134)
	—	25	150	(217)	(42)

Income (loss) before provision for income taxes:	2,595	1,135	(1,721)	(382)	1,627

Provision for income taxes	—	—	(128)	—	(128)

Net Income (Loss)	2,595	1,135	(1,849)	(382)	1,499

Less: Net Income attributable to noncontrolling interests	(694)	—	—	—	(694)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$1,901	$1,135	$(1,849)	$(382)	$805

Thirteen Weeks Ended December 28, 2024

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$29,126	$—	$—	$—	$29,126
Intersegment revenues	1,012	—	—	(1,012)	—
Restaurant bar sales	7,962	—	—	—	7,962
Package goods sales	—	12,435	—	—	12,435
TOTAL REVENUE:	38,100	12,435	—	(1,012)	49,523
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,029	9,481	—	—	22,510
Intersegment cost of merchandise sold	1,012	—	—	(1,012)	—
TOTAL COST OF MERCHANDISE SOLD:	14,041	9,481	—	(1,012)	22,510
GROSS PROFIT:	24,059	2,954	—	—	27,013

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	431	—	431
Intersegment franchise-related revenues	—	—	1,441	(1,441)	—
Intersegment partnership income	—	—	249	(249)	—
Other revenues	32	—	9	—	41
TOTAL ADDITIONAL REVENUES:	32	—	2,130	(1,690)	472

ADDITIONAL EXPENSES:
Payroll and related costs	13,122	902	1,722	—	15,746
Operating expenses	5,387	707	410	—	6,504
Intersegment operating expenses	614	—	755	(1,369)	—
Occupancy costs	1,593	186	80	—	1,859
Intersegment occupancy costs	166	48	—	(214)	—
Selling, general and administrative expenses	484	35	959	—	1,478
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	880	125	141	—	1,146

TOTAL ADDITIONAL EXPENSES:	22,246	2,003	4,139	(1,655)	26,733

Income (Loss) from Operations	1,845	951	(2,009)	(35)	752

OTHER INCOME (EXPENSE):
Interest expense	—	—	(250)	—	(250)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	16	39	—	59
Intersegment interest and other income	—	—	2	(2)	—
Rental income	—	—	267	—	267
Intersegment rental income	—	—	214	(214)	—
Rental expense	—	—	(161)	—	(161)
	4	16	109	(214)	(85)

Income (loss) before provision for income taxes:	1,849	967	(1,900)	(249)	667

Provision for income taxes	—	—	(35)	—	(35)

Net Income (Loss)	1,849	967	(1,935)	(249)	632

Less: Net Income attributable to noncontrolling interests	(577)	—	—	—	(577)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$1,272	$967	$(1,935)	$(249)	$55

	(in thousands)
	Thirteen Weeks Ended
	December 27,	December 28,
	2025	2024
Capital Expenditures:
Restaurants	$410	$519
Package stores	75	122
Corporate	110	104
Consolidated Totals	$595	$745

	(in thousands)
	December	September 27
	27, 2025	2025
Identifiable Assets:
Restaurants	$75,280	$76,500
Package stores	23,893	24,053
Corporate	42,898	40,070
Consolidated Totals	$142,071	$140,623

(11) SUBSEQUENT EVENTS:

Subsequent to the end of the first quarter of our fiscal year 2026, we amended the lease for our limited partnership-owned restaurant in Surfside, Florida (Store #60). Effective January 1, 2026, we extended the term of our lease to ten (10) years or through December 31, 2035, which lease would otherwise have expired on December 31, 2026, with no renewal options. The amended lease is at a fixed base rent with annual increases based upon the consumer price increase, with both a minimum and maximum cap. The increase to our lease liability and right-of-use asset is approximately $2.05 million.

Subsequent events have been evaluated through the date the unaudited condensed financial statements were issued and except as described above no events required adjustments or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 27, 2025, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 27, 2025 and as compared to September 27, 2025. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	December 27, 2025	September 27, 2025
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

Notes:

(1)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of December 27, 2025, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	December 27, 2025		December 28, 2024
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$30,932	59.41	$29,126	58.81
Restaurant bar sales	7,855	15.08	7,962	16.08
Package store sales	13,285	25.51	12,435	25.11

Total Sales	$52,072	100.00	$49,523	100.00

Franchise related revenues	438		431
Other revenues	58		41

Total Revenue	$52,568		$49,995

Comparison of Thirteen Weeks Ended December 27, 2025 and December 28, 2024.

Revenues. Total revenue for the thirteen weeks ended December 27, 2025 increased $2,573,000 or 5.15% to $52,568,000 from $49,995,000 for the thirteen weeks ended December 28, 2024 due primarily to increased package liquor store and restaurant sales and increased menu prices. Effective February 23, 2025, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $30,932,000 for the thirteen weeks ended December 27, 2025 as compared to $29,126,000 for the thirteen weeks ended December 28, 2024. The increase in restaurant food sales during the thirteen weeks ended December 27, 2025 as compared to restaurant food sales during the thirteen weeks ended December 28, 2024 is attributable to the Recent Price Increases and increased restaurant traffic. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended December 27, 2025 and December 28, 2024 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,356,000 and $2,221,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, an increase of 6.08%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,070,000 and $995,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, an increase of 7.54%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,286,000 and $1,226,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, an increase of 4.89%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2026 will increase due to the increased restaurant traffic.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $7,855,000 for the thirteen weeks ended December 27, 2025 as compared to $7,962,000 for the thirteen weeks ended December 28, 2024. The decrease in restaurant bar sales during the thirteen weeks ended December 27, 2025 is primarily due to the softening of alcohol consumption at our restaurants. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended December 27, 2025 and December 28, 2024 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $604,000 and $612,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, a decrease of 1.31%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $267,000 and $273,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, a decrease of 2.20%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $337,000 and $340,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, a decrease of 0.88%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,285,000 for the thirteen weeks ended December 27, 2025 as compared to $12,435,000 for the thirteen weeks ended December 28, 2024, an increase of $850,000. This increase was primarily due to increased package liquor store traffic, including e-commerce sales. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $1,022,000 and $957,000 for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, an increase of 6.79%. We expect that package liquor store sales for the balance of our fiscal year 2026 will increase due to increased package liquor store traffic, including from e-commerce.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended December 27, 2025 increased $1,656,000 or 3.36% to $50,899,000 from $49,243,000 for the thirteen weeks ended December 28, 2024. The increase was primarily due to increased payroll and operating expenses partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2026. Costs and expenses decreased as a percentage of total revenue to approximately 96.83% for the thirteen weeks ended December 27, 2025 from 98.50% for the thirteen weeks ended December 28, 2024.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 27, 2025 increased to $25,836,000 from $24,059,000 for the thirteen weeks ended December 28, 2024. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.61% for the thirteen weeks ended December 27, 2025 as compared to 64.87% for the thirteen weeks ended December 28, 2024 due primarily to the Recent Price Increases and certain lower food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 27, 2025 increased to $3,320,000 from $2,954,000 for the thirteen weeks ended December 28, 2024. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 24.99% for the thirteen weeks ended December 27, 2025 and 23.76% for the thirteen weeks ended December 28, 2024. We anticipate that the gross profit margin for package liquor store merchandise will increase slightly for the balance of our fiscal 2026.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 27, 2025 increased $625,000 or 3.97% to $16,371,000 from $15,746,000 for the thirteen weeks ended December 28, 2024. Payroll and related costs for the thirteen weeks ended December 27, 2025 were higher due primarily to the increase to the Florida minimum wage. Payroll and related costs as a percentage of total revenue was 31.14 % for the thirteen weeks ended December 27, 2025 and 31.50% of total revenue for the thirteen weeks ended December 28, 2024.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended December 27, 2025 increased $481,000 or 7.40% to $6,985,000 from $6,504,000 for the thirteen weeks ended December 28, 2024 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended December 27, 2025 increased $156,000 or 8.39% to $2,015,000 from $1,859,000 for the thirteen weeks ended December 28, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 27, 2025 decreased $62,000 or 4.19% to $1,416,000 from $1,478,000 for the thirteen weeks ended December 28, 2024 due primarily to lower consulting fees. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirteen weeks ended December 27, 2025 to 2.69% as compared to 2.96% for the thirteen weeks ended December 28, 2024.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended December 27, 2025 increased $50,000 or 4.36% to $1,196,000 from $1,146,000 for the thirteen weeks ended December 28, 2024. Depreciation and amortization decreased as a percentage of total revenue for the thirteen weeks ended December 27, 2025 to 2.28% as compared to 2.29% for the thirteen weeks ended December 28, 2024.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 27, 2025 increased $3,000 to $253,000 from $250,000 for the thirteen weeks ended December 28, 2024.

Rental Income / Rental Expense. Rental income was $277,000 and rental expense was $134,000 for the thirteen weeks ended December 27, 2025, while rental income was $267,000 and rental expense was $161,000 for the thirteen weeks ended December 28, 2024. Previously, rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expenses and Selling, general and administrative expenses, however, both rental income and rental expense are now presented in Other Income.

Income Taxes. Income tax expense for the thirteen weeks ended December 27, 2025 was $128,000 compared to $35,000 for the thirteen weeks ended December 28, 2024. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended December 27, 2025 increased $867,000 or 137.18% to $1,499,000 from $632,000 for the thirteen weeks ended December 28, 2024 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of revenue, net income for the thirteen weeks ended December 27, 2025 is 2.85% as compared to 1.26% for the thirteen weeks ended December 28, 2024.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirteen weeks ended December 27, 2025 increased $750,000 or 1,363.64% to $805,000 from $55,000 for the thirteen weeks ended December 28, 2024 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended December 27, 2025 is 1.53% as compared to 0.11% for the thirteen weeks ended December 28, 2024.

Menu Price Increases and Trends

During the second quarter of our fiscal year, 2025, we increased our menu prices for our bar offerings (effective February 23, 2025) to target an increase to our bar revenues of approximately 0.84% annually to offset higher food and liquor costs and higher overall expenses. During the first quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases we previously raised menu prices in the fourth quarter of our fiscal year 2024.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of December 27, 2025, we had cash and cash equivalents of approximately $22,967,000, an increase of $2,873,000 from our cash balance of $20,094,000 as of September 27, 2025. This increase is primarily due to the timing of cash receipts related to our holiday promotion.

In the fourth quarter of our fiscal year 2025, we paid $2.2 million for the purchase of undeveloped land in Cutler Bay, Florida for a future restaurant site. This acquisition reflects our ongoing investment in strategic expansion. While no construction has commenced as of the reporting date, site planning has begun and management anticipates capital expenditures related to site development and build-out in future fiscal quarters.

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

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks ended December 27, 2025 and December 28, 2024.

	Thirteen Weeks Ended
	December 27, 2025	December 28, 2024
	(in thousands)

Net cash provided by operating activities	$4,945	$7,701
Net cash used in investing activities	(887)	(703)
Net cash used in financing activities	(1,185)	(1,078)

Net Increase in Cash and Cash Equivalents	2,873	5,920

Cash and Cash Equivalents, Beginning	20,094	21,402

Cash and Cash Equivalents, Ending	$22,967	$27,322

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2026 or the first quarter of our fiscal year 2025. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended December 27, 2025, we acquired property and equipment of $595,000, (of which $32,000 was purchase deposits transferred to property and equipment), including $86,000 for renovations to three Company-owned locations. During the thirteen weeks ended December 28, 2024, we acquired property and equipment of $745,000, (of which $9,000 was purchase deposits transferred to property and equipment), including $87,000 for renovations to one (1) Company-owned package location.

We anticipate the cost of refurbishment in our fiscal year 2026 will be approximately $750,000, although capital expenditures for our refurbishing program for fiscal year 2026 may be significantly higher.

Long-Term Debt

As of December 27, 2025, we had long-term debt (including the current portion) of $20,260,000, as compared to $20,618,000 as of September 27, 2025.

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The refinanced mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the refinancing of this mortgage loan.

As of December 27, 2025, we are in compliance with all of the covenants contained in our loan agreements.

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

While we anticipate purchasing all of our rib supply from our current rib vendor, we believe there are several other alternative vendors available, if needed.

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a new Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same.  In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the fourth quarter of our fiscal year 2025, we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended December 27, 2025, and our fiscal year ended September 27, 2025.

Item	December 27, 2025	September 27, 2025
	(in thousands)

Current Assets	$33,045	$30,593
Current Liabilities	20,064	18,118
Working Capital	$12,981	$12,475

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1. “Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

Leases

We currently lease a portion of our restaurant and package locations under various lease agreements. Determining the probable term for each lease requires judgment by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for leasehold improvements. Generally, the lease term is a minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 15 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates (IBR) corresponding to the reasonably certain lease term. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgment. If the IBR was changed, our operating lease right-of-use assets and lease liabilities could differ materially.

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

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 10 in the consolidated financial statements for our fiscal year 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 27, 2025 held no equity securities.

Economic Risk

The current government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Legislative and Regulatory Risk

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. The legislation has multiple effective dates, with certain provisions implemented through 2027. We continue to review the legislation to determine its potential impact.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. We use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 27, 2025, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). The interest rate of our variable rate debt instrument was equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender. As of December 27, 2025 the variable interest rate was 6.08%.

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

On November 22, 2024, we terminated the $8.90M Term Loan Swap and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized the $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our condensed consolidated statements of income.

During the thirteen weeks ended December 27, 2025, we had an aggregate principal amount of approximately $844,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 3.80% and 3.85%. Otherwise, at December 27, 2025, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds may be affected by fluctuations in interest rates.

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

As of December 27, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 27, 2025.

Remediation of Material Weakness in Internal Control Over Financial Reporting

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

As a result of this finding, during the first quarter of our fiscal year 2025, we began the process of addressing this material weakness by bolstering our internal controls over the recognition and review of deferred revenue. During the first quarter of our fiscal year 2026, these enhanced controls were implemented and evaluated by management and determined to be operating effectively as of the end of the first quarter of our fiscal year 2026. As such, we have concluded that our previously disclosed material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Apart from the changes above, during the fiscal quarter ended December 27, 2025, we have not made any additional changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 9 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2025 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 27, 2025 and December 28, 2024, we did not purchase any shares of our common stock. As of December 27, 2025, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the thirteen weeks ended December 27, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

FLANIGAN’S ENTERPRISES, INC.

Date: February 10, 2026	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer

/s/ Allison Govoni
Allison Govoni, Chief Financial Officer
(Principal Financial and Accounting Officer)