Form 10-Q
period 2026-03-28
FLANIGANS ENTERPRISES INC
filed 2026-05-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

As of May 11, 2026 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
REVENUES:
Restaurant food sales	$34,608	$32,586	$65,540	$61,712
Restaurant bar sales	8,391	8,194	16,246	16,156
Package store sales	12,955	12,051	26,240	24,486
Franchise related revenues	473	459	911	890
Other revenues	88	69	146	110
	56,515	53,359	109,083	103,354
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	14,236	13,735	27,220	26,764
Package goods	9,817	8,669	19,782	18,150
Payroll and related costs	16,810	16,184	33,181	31,930
Operating expenses	6,725	6,638	13,677	13,142
Occupancy costs	2,092	2,008	4,107	3,867
Selling, general and administrative expenses	1,478	1,448	2,894	2,926
Depreciation and amortization	1,188	1,161	2,384	2,307
	52,346	49,843	103,245	99,086
Income from Operations	4,169	3,516	5,838	4,268
OTHER INCOME (EXPENSE):
Interest expense	(241)	(235)	(494)	(485)
Interest and other income	126	257	194	316
Rental income	344	273	621	540
Rental expense	(133)	(154)	(267)	(315)
Gain on sale of property and equipment	19	—	19	—
	115	141	73	56

Income before provision for income taxes	4,284	3,657	5,911	4,324

Provision for income taxes	(446)	(311)	(574)	(346)

Net Income	3,838	3,346	5,337	3,978

Less: Net Income attributable to noncontrolling interests	(963)	(656)	(1,657)	(1,233)

Net Income Attributable to Flanigan’s Enterprises Inc. Stockholders	$2,875	$2,690	$3,680	$2,745

Net Income Per Common Share:
Basic and Diluted	$1.55	$1.45	$1.98	$1.48

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Net Income:	$3,838	$3,346	$5,337	$3,978
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	—	—	—	331
Reclassification of gains from interest rate swap to interest and other income, net of tax	—	(331)	—	(331)
Total Comprehensive Income	$3,838	$3,015	$5,337	$3,978

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2026 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

	March 28, 2026	September 27, 2025
ASSETS

Current Assets:

Cash and cash equivalents	$22,831	$20,094
Prepaid income taxes	—	172
Other receivables	764	892
Inventories	6,953	6,920
Prepaid expenses	3,150	1,810
Other current assets	715	705

Total current assets	34,413	30,593

Property and equipment, net	81,620	82,689
Construction in progress	255	3
	81,875	82,692

Right-of-use assets, operating leases	25,503	24,817

Investment in limited partnerships	356	322

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	28	41
Deposits on property and equipment	785	455
Other	535	435

Total other assets	2,616	2,199

Total assets	$144,763	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2026 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

(Continued)

	March 28, 2026	September 27, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$5,588	$5,889
Accrued compensation	2,430	2,113
Income taxes payable	252	—
Due to franchisees	3,144	3,192
Current portion of long-term debt	1,605	1,484
Operating lease liabilities, current	2,726	2,704
Other current liabilities	32	157
Deferred revenue	2,967	2,579
Total current liabilities	18,744	18,118

Long-term debt, net of current portion	18,314	19,134

Operating lease liabilities, non-current	24,526	23,793
Deferred tax liabilities	481	481

Total liabilities	62,065	61,526

Commitments and Contingencies Note 9
Stockholders’ Equity:
Flanigan’s Enterprises, Inc.’s Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,105	6,128
Retained earnings	68,365	64,685
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc.’s Stockholders’ Equity	68,813	65,156
Noncontrolling interests	13,885	13,941
Total stockholders’ equity	82,698	79,097

Total liabilities and stockholders’ equity	$144,763	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED MARCH 28, 2026 AND MARCH 29, 2025

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 27, 2025	4,197,642	$420	$6,128	$—	$64,685	2,338,995	$(6,077)	$13,941	$79,097

Net income	—	—	—	—	805	—	—	694	1,499
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(818)	(818)

Balance, December 27, 2025	4,197,642	$420	$6,128	$—	$65,490	2,338,995	$(6,077)	$13,817	$79,778

Net income	—	—	—	—	2,875	—	—	963	3,838
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(812)	(812)
Purchase of noncontrolling interests	—	—	(23)	—	—	—	—	(83)	(106)

Balance, March 28, 2026	4,197,642	$420	$6,105	$—	$68,365	2,338,995	$(6,077)	$13,885	$82,698

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)

Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

Net income	—	—	—	—	2,690	—	—	656	3,346
Reclassification of realized gain on interest rate swap to interest and other income, net of tax	—	—	—	(290)	—	—	—	—	(290)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)

Balance, March 29, 2025	4,197,642	$420	$6,240	$—	$63,419	2,338,995	$(6,077)	$13,895	$77,897

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 28, 2026 AND MARCH 29, 2025

(in thousands)

	March 28, 2026	March 29, 2025
Cash Flows from Operating Activities:
Net income	$5,337	$3,978
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,384	2,307
Amortization of leasehold interests	13	13
Amortization of operating lease right-of-use assets	1,369	1,310
Gain on interest rate swap	(87)	(119)
Gain on sale of property and equipment	(19)	—
Loss on abandonment of property and equipment	27	24
Amortization of deferred loan costs	18	18
Income from unconsolidated limited partnership	(42)	(29)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	128	546
Prepaid income taxes	172	170
Inventories	(33)	(271)
Prepaid expenses	(1,340)	(1,321)
Other current assets	(10)	—
Other assets	(13)	60
Increase (decrease) in:
Accounts payable and accrued expenses	16	(402)
Other current liabilities	(125)	396
Operating lease liabilities	(1,300)	(1,192)
Income taxes payable	252	76
Due to franchisees	(48)	(104)
Deferred revenue	388	269
Net cash and cash equivalents provided by operating activities	7,087	5,729

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,353)	(1,720)
Purchase of construction in progress	(252)	—
Deposits on property and equipment	(378)	(47)
Proceeds from sale of property and equipment	78	30
Proceeds from insurance recovery	—	30
Distributions from unconsolidated limited partnership	8	8
Purchase of short-term investments	—	(244)
Net cash and cash equivalents used in investing activities	(1,897)	(1,943)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 28, 2026 AND MARCH 29, 2025

(in thousands)

(Continued)

	March 28, 2026	March 29, 2025
Cash Flows from Financing Activities:
Payments on long-term debt	(699)	(683)
Payments of debt issuance costs	(18)	—
Purchase of noncontrolling limited partnership interest	(106)	(4)
Distributions to limited partnerships’ noncontrolling interests	(1,630)	(1,528)
Net cash and cash equivalents used in financing activities	(2,453)	(2,215)
Net Increase in Cash and Cash Equivalents	2,737	1,571
Cash and Cash Equivalents - Beginning of Period	20,094	21,402
Cash and Cash Equivalents - End of Period	$22,831	$22,973
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$433	$444
Income taxes	$150	$1
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase in fair value of interest rate swap	$—	$443
Purchase deposits capitalized to property and equipment	$48	$11
Remeasurement of right-of-use operating lease	$2,055	$248

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEKS ENDED MARCH 28, 2026 AND MARCH 29, 2025

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the twenty-six weeks ended March 28, 2026 and March 29, 2025 is unaudited. Financial information as of September 27, 2025 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

We adjusted our condensed consolidated Statements of Income to reclassify expenses associated with the redemption of promotional gift cards from Operating Expenses to Cost of Merchandise Sold. We believe this presentation more accurately reflects the nature of the costs attributable to sales recognized under contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. Prior period amounts have been adjusted. This correction had no impact on reported results of operations.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of March 28, 2026 and March 29, 2025, no stock options or other potentially dilutive securities were outstanding and accordingly, there is no difference in basic and diluted per share amounts.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Recently Adopted

During the twenty-six weeks ended March 28, 2026, the Company did not adopt any new accounting pronouncements that had a material impact on our financial statements.

Recently Issued

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. Early adoption is permitted. We will adopt this ASU as required at the end of our fiscal year 2026 and apply the guidance retrospectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. The Company elected to apply the full expense provisions under the Act, allowing for 100% bonus depreciation on eligible capital expenditures placed in service after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We continue to evaluate the remaining regulatory changes and phased effective dates of the Act through 2027 to determine any material impacts on our consolidated financial statements.

(6) DEFERRED REVENUE:

Changes in deferred revenue on the unaudited condensed consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy Good Customer	Other	Total
September 27, 2025	$1,552	$—	$35	$990	$2	$2,579
Revenue deferred	4,867	931	—	554	—	6,352
Revenue recognized	(3,464)	—	(8)	(686)	(2)	(4,160)
December 27, 2025	$2,955	$931	$27	$858	$—	$4,771
Revenue deferred	116	—	67	382	—	565
Revenue recognized	(929)	(885)	(70)	(485)	—	(2,369)
March 28, 2026	$2,142	$46	$24	$755	$—	$2,967

September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478
Revenue deferred	107	298	9	172	7	593
Revenue recognized	(889)	(1,318)	—	(698)	—	(2,905)
March 29, 2025	$1,987	$59	$118	$995	$7	$3,166

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

(8) DEBT:

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The refinanced mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the refinancing of this mortgage loan. As of March 28, 2026, the variable interest rate was 6.03%.

(9) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a Master Services Agreement with our current major vendor for a period of one (1) year effective January 1, 2025, with Company options for four (4) one (1) year renewal options to extend the term of the same. In this new Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the fourth quarter of our fiscal year 2025, we exercised the first one (1) year renewal option and extended the term of the Master Services Agreement for a period of one (1) year effective January 1, 2026.

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

During the second quarter of our fiscal year 2026, we amended the lease for our limited partnership-owned restaurant in Surfside, Florida (Store #60). Effective January 1, 2026, we extended the term of our lease to ten (10) years through December 31, 2035, which would otherwise have expired on December 31, 2026, with no renewal options. The amended lease is at a fixed base rent with annual increases based upon the consumer price increase, with both a minimum and maximum cap. The increase to our lease liability and right-of-use asset is approximately $2.05 million.

Common area maintenance and property taxes are not considered to be lease components. Variable lease costs include amounts based on a percentage of gross sales in excess of specified levels. They are recognized when probable and are not included in determining the present value of our operating lease liability.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended March 28, 2026	Ended March 29, 2025
Operating Lease Expense, which is included in occupancy costs	$1,028	$991

Variable Lease Expense, which is included in occupancy costs	$251	$219

	(in thousands)
	26 Weeks	26 Weeks
	Ended March 28, 2026	Ended March 29, 2025
Operating Lease Expense, which is included in occupancy costs	$2,038	$1,982

Variable Lease Expense, which is included in occupancy costs	$475	$461

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	March 28, 2026	September 27, 2025

Assets
Operating lease assets	$25,503	$24,817

Liabilities
Operating lease current liabilities	$2,726	$2,704
Operating lease non-current liabilities	$24,526	$23,793

Weighted Average Remaining Lease Term:
Operating leases	9.46 Years	9.53 Years

Weighted Average Discount:
Operating leases	5.25%	5.13%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2026 (27 weeks remaining)	$2,003
2027	4,062
2028	4,105
2029	4,130
2030	3,774
Thereafter	19,412

Total lease payments (undiscounted cash flows)	37,486
Less imputed interest	(10,234)
Total operating lease liabilities	$27,252

Litigation

On March 31, 2025, a lawsuit was filed against one (1) of our wholly owned subsidiaries which does not operate a restaurant and personally against the general manager of one (1) of our franchisees only, which was later amended to substitute as Defendants the Company, one (1) of its five (5) franchisees and three (3) of its controlled limited partnerships alleging violations of the Fair Labor Standards Act (“FLSA”), including but not limited to allegations that the franchisee failed to pay overtime, required employees to work off the clock and/or to perform side-work at a tipped rate for periods of time in excess of the time permitted without paying the full minimum wage. During the second quarter of our fiscal year 2026, the Court granted the Plaintiff’s motion and conditionally certified a FLSA collective action consisting of all current and former non-exempt servers and bartenders who worked at our franchisee and three (3) limited partnership restaurants for a period of three (3) years preceding the lawsuit through the entry of judgment who were not paid one-and-a half their regular rate of pay for hours worked over forty in a work week. There is no insurance coverage for this action. The franchisee and limited partnerships vigorously deny the allegations. A full evidentially hearing will be held after discovery for the Court to determine if the lawsuit will continue as a collective action.

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Unaudited Condensed Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended March 28, 2026, and March 29, 2025, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended March 28, 2026

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$34,608	$—	$—	$—	$34,608
Intersegment revenues	1,312	—	—	(1,312)	—
Restaurant bar sales	8,391	—	—	—	8,391
Package goods sales	—	12,955	—	—	12,955
TOTAL REVENUE:	44,311	12,955	—	(1,312)	55,954
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	14,236	9,817	—	—	24,053
Intersegment cost of merchandise sold	1,312	—	—	(1,312)	—
TOTAL COST OF MERCHANDISE SOLD:	15,548	9,817	—	(1,312)	24,053
GROSS PROFIT:	28,763	3,138	—	—	31,901

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	473	—	473
Intersegment franchise-related revenues	—	—	1,505	(1,505)	—
Intersegment partnership income	—	—	540	(540)	—
Other revenues	55	—	33	—	88
TOTAL ADDITIONAL REVENUES:	55	—	2,551	(2,045)	561

ADDITIONAL EXPENSES:
Payroll and related costs	13,635	919	2,256	—	16,810
Operating expenses	5,428	894	403	—	6,725
Intersegment operating expenses	676	—	758	(1,434)	—
Occupancy costs	1,779	213	100	—	2,092
Intersegment occupancy costs	168	50	—	(218)	—
Selling, general and administrative expenses	419	55	1,004	—	1,478
Intersegment selling, general and administrative expenses	—	—	71	(71)	—
Depreciation and amortization	879	129	180	—	1,188
TOTAL ADDITIONAL EXPENSES:	22,984	2,260	4,772	(1,723)	28,293

Income (Loss) from Operations	5,834	878	(2,221)	(322)	4,169

OTHER INCOME (EXPENSE):
Interest expense	—	—	(241)	—	(241)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	—	29	97	—	126
Intersegment interest and other income	—	—	2	(2)	—
Rental income	—	—	344	—	344
Intersegment rental income	—	—	218	(218)	—
Rental expense	—	—	(133)	—	(133)
Gain on sale of property and equipment	—	—	19	—	19
	—	29	304	(218)	115

Income (loss) before provision for income taxes:	5,834	907	(1,917)	(540)	4,284

Provision for income taxes	—	—	(446)	—	(446)

Net Income (Loss)	5,834	907	(2,363)	(540)	3,838

Less: Net Income attributable to noncontrolling interests	(963)	—	—	—	(963)

Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.	$4,871	$907	$(2,363)	$(540)	$2,875

Thirteen Weeks Ended March 29, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$32,586	$—	$—	$—	$32,586
Intersegment revenues	1,092	—	—	(1,092)	—
Restaurant bar sales	8,194	—	—	—	8,194
Package goods sales	—	12,051	—	—	12,051
TOTAL REVENUE:	41,872	12,051	—	(1,092)	52,831
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,735	8,669	—	—	22,404
Intersegment cost of merchandise sold	1,092	—	—	(1,092)	—
TOTAL COST OF MERCHANDISE SOLD:	14,827	8,669	—	(1,092)	22,404
GROSS PROFIT:	27,045	3,382	—	—	30,427

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	459	—	459
Intersegment franchise-related revenues	—	—	1,389	(1,389)	—
Intersegment partnership income	—	—	384	(384)	—
Other revenues	41	—	28	—	69
TOTAL ADDITIONAL REVENUES:	41	—	2,260	(1,773)	528

ADDITIONAL EXPENSES:
Payroll and related costs	13,125	843	2,216	—	16,184
Operating expenses	5,440	780	418	—	6,638
Intersegment operating expenses	638	—	679	(1,317)	—
Occupancy costs	1,707	205	96	—	2,008
Intersegment occupancy costs	167	48	—	(215)	—
Selling, general and administrative expenses	376	51	1,021	—	1,448
Intersegment selling, general and administrative expenses	—	—	71	(71)	—
Depreciation and amortization	887	126	148	—	1,161

TOTAL ADDITIONAL EXPENSES:	22,340	2,053	4,649	(1,603)	27,439

Income (Loss) from Operations	4,746	1,329	(2,389)	(170)	3,516

OTHER INCOME (EXPENSE):
Interest expense	—	—	(235)	—	(235)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	4	24	229	—	257
Intersegment interest expense	—	—	2	(2)	—
Rental income	—	—	273	—	273
Intersegment rental income	—	—	215	(215)	—
Rental expense	—	—	(154)	—	(154)
	4	24	328	(215)	141

Income (loss) before provision for income taxes:	4,750	1,353	(2,061)	(385)	3,657

Provision for income taxes	—	—	(311)	—	(311)

Net Income (Loss)	4,750	1,353	(2,372)	(385)	3,346

Less: Net Income attributable to noncontrolling interests	(656)	—	—	—	(656)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$4,094	$1,353	$(2,372)	$(385)	$2,690

Twenty-Six Weeks Ended March 28, 2026

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$65,540	$—	$—	$—	$65,540
Intersegment revenues	2,486	—	—	(2,486)	—
Restaurant bar sales	16,246	—	—	—	16,246
Package goods sales	—	26,240	—	—	26,240
TOTAL REVENUE:	84,272	26,240	—	(2,486)	108,026
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	27,220	19,782	—	—	47,002
Intersegment cost of merchandise sold	2,486	—	—	(2,486)	—
TOTAL COST OF MERCHANDISE SOLD:	29,706	19,782	—	(2,486)	47,002
GROSS PROFIT:	54,566	6,458	—	—	61,024

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	911	—	911
Intersegment franchise-related revenues	—	—	2,971	(2,971)	—
Intersegment partnership income	—	—	922	(922)	—
Other revenues	97	—	49	—	146
TOTAL ADDITIONAL REVENUES:	97	—	4,853	(3,893)	1,057

ADDITIONAL EXPENSES:
Payroll and related costs	27,281	1,881	4,019	—	33,181
Operating expenses	11,207	1,711	759	—	13,677
Intersegment operating expenses	1,313	—	1,515	(2,828)	—
Occupancy costs	3,463	425	219	—	4,107
Intersegment occupancy costs	335	100	—	(435)	—
Selling, general and administrative expenses	876	94	1,924	—	2,894
Intersegment selling, general and administrative expenses	—	—	143	(143)	—
Depreciation and amortization	1,759	259	366	—	2,384

TOTAL ADDITIONAL EXPENSES:	46,234	4,470	8,945	(3,406)	56,243

Income (Loss) from Operations	8,429	1,988	(4,092)	(487)	5,838

OTHER INCOME (EXPENSE):
Interest expense	—	—	(494)	—	(494)
Intersegment interest expense	—	—	(4)	4	—
Interest and other income	—	54	140	—	194
Intersegment interest expense	—	—	4	(4)	—
Rental income	—	—	621	—	621
Intersegment rental income	—	—	435	(435)	—
Rental expense	—	—	(267)	—	(267)
Gain on sale of property and equipment	—	—	19	—	19
	—	54	454	(435)	73

Income (loss) before provision for income taxes:	8,429	2,042	(3,638)	(922)	5,911

Provision for income taxes	—	—	(574)	—	(574)

Net Income (Loss)	8,429	2,042	(4,212)	(922)	5,337

Less: Net Income attributable to noncontrolling interests	(1,657)	—	—	—	(1,657)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$6,772	$2,042	$(4,212)	$(922)	$3,680

Twenty-Six Weeks Ended March 29, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$61,712	$—	$—	$—	$61,712
Intersegment revenues	2,104	—	—	(2,104)	—
Restaurant bar sales	16,156	—	—	—	16,156
Package goods sales	—	24,486	—	—	24,486
TOTAL REVENUE:	79,972	24,486	—	(2,104)	102,354
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	26,764	18,150	—	—	44,914
Intersegment cost of merchandise sold	2,104	—	—	(2,104)	—
TOTAL COST OF MERCHANDISE SOLD:	28,868	18,150	—	(2,104)	44,914
GROSS PROFIT:	51,104	6,336	—	—	57,440

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	890	—	890
Intersegment franchise-related revenues	—	—	2,830	(2,830)	—
Intersegment partnership income	—	—	633	(633)	—
Other revenues	73	—	37	—	110
TOTAL ADDITIONAL REVENUES:	73	—	4,390	(3,463)	1,000

ADDITIONAL EXPENSES:
Payroll and related costs	26,247	1,745	3,938	—	31,930
Operating expenses	10,827	1,487	828	—	13,142
Intersegment operating expenses	1,252	—	1,434	(2,686)	—
Occupancy costs	3,300	391	176	—	3,867
Intersegment occupancy costs	333	96	—	(429)	—
Selling, general and administrative expenses	860	86	1,980	—	2,926
Intersegment selling, general and administrative expenses	—	—	143	(143)	—
Depreciation and amortization	1,767	251	289	—	2,307

TOTAL ADDITIONAL EXPENSES:	44,586	4,056	8,788	(3,258)	54,172

Income (Loss) from Operations	6,591	2,280	(4,398)	(205)	4,268

OTHER INCOME (EXPENSE):
Interest expense	—	—	(485)	—	(485)
Intersegment interest expense	—	—	(4)	4	—
Interest and other income	8	40	268	—	316
Intersegment interest and other income	—	—	4	(4)	—
Rental income	—	—	540	—	540
Intersegment rental income	—	—	429	(429)	—
Rental expense	—	—	(315)		(315)
	8	40	437	(429)	56

Income (loss) before provision for income taxes:	6,599	2,320	(3,961)	(634)	4,324

Provision for income taxes	—	—	(346)	—	(346)

Net Income (Loss)	6,599	2,320	(4,307)	(634)	3,978

Less: Net Income attributable to noncontrolling interests	(1,233)	—	—	—	(1,233)

Net Income (Loss) Attributable to Flanigan's Enterprises, Inc.	$5,366	$2,320	$(4,307)	$(634)	$2,745

	(in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Capital Expenditures:
Restaurants	$782	$598	$1,192	$1,117
Package stores	69	55	144	177
Corporate	207	333	317	437
Consolidated Totals	$1,058	$986	$1,653	$1,731

	(in thousands)
	March	September 27
	28, 2026	2025
Identifiable Assets:
Restaurants	$78,289	$76,500
Package stores	24,047	24,053
Corporate	42,427	40,070
Consolidated Totals	$144,763	$140,623

(11) SUBSEQUENT EVENTS:

(a) PURCHASE OF REAL PROPERTY:

Subsequent to the second quarter of our fiscal year 2026, we purchased the real property and improvements located at 950 S. Federal Highway, Stuart, Florida, where our Company-owned Flanigan’s Seafood Bar and Grill restaurant (Store #75) operates and our seller, an unrelated third party, operated a franchised hotel, (the “Stuart Property”) for a purchase price of $8,450,000. We paid all cash at closing. The hotel franchise agreement was terminated by our seller as a part of our purchase of the Stuart Property and we plan to immediately demolish the two vacant hotel buildings located thereon. We will continue to operate our Flanigan’s Seafood Bar and Grill restaurant as a free-standing building, with outdoor seating and additional parking. Our lease for the premises terminated with the closing of our purchase of the Stuart Property.

(b) Re-Finance / Finance of Mortgages

Flanigan’s Calusa Center, LLC

Subsequent to the second quarter of our fiscal year 2026, we again refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), increasing the principal amount borrowed to $11,100,000 to withdraw equity of approximately $5,495,000 which we used towards our purchase of the Stuart Property. The refinanced mortgage loan earns interest at 5.995% annually, with the first payment of principal and interest in the amount of $94,835.36 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

2505 N. University Drive, Buildings A & B, Hollywood, Florida

Subsequent to the second quarter of our fiscal year 2026, we financed with our institutional lender, our real property and improvements located at 2505 N. University Drive, Buildings A & B, Hollywood, Florida where we operate our Flanigan’s Seafood Bar and Grill restaurant (Building B) and our Big Daddy’s Wines & Liquors (Building A) operate (Store #19). The principal amount borrowed was $3,375,000, which we used towards our purchase of the Stuart Property. The mortgage loan earns interest at 5.995% annually, with the first payment of principal and interest in the amount of $28,835.08 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

(c) MODIFICATION OF EXISTING LEASE:

Pembroke Pines, Florida

Subsequent to the second quarter of our fiscal year 2026, we amended the lease for our limited partnership-owned restaurant located at 17185 Pines Boulevard, Pembroke Pines, Florida (Store #50) to add two (2) five (5) year renewal options to the term of our lease which otherwise would expired on October 31, 2031, upon the same terms and conditions.

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

OVERVIEW

As of March 28, 2026, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 32 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 28, 2026 and as compared to September 27, 2025. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	March 28, 2026	September 27, 2025
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

Notes:

(1)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of March 28, 2026, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 28, 2026		March 29, 2025
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$34,608	61.85	$32,586	61.68
Restaurant bar sales	8,391	15.00	8,194	15.51
Package store sales	12,955	23.15	12,051	22.81

Total Sales	$55,954	100.00	$52,831	100.00

Franchise related revenues	473		459
Other revenues	88		69

Total Revenue	$56,515		$53,359

	Twenty-Six Weeks Ended
	March 28, 2026		March 29, 2025
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$65,540	60.67	$61,712	60.30
Restaurant bar sales	16,246	15.04	16,156	15.78
Package store sales	26,240	24.29	24,486	23.92

Total Sales	$108,026	100.00	$102,354	100.00

Franchise related revenues	911		890
Other revenues	146		110

Total Revenue	$109,083		$103,354

Comparison of Thirteen Weeks Ended March 28, 2026 and March 29, 2025.

Revenues. Total revenue for the thirteen weeks ended March 28, 2026 increased $3,156,000 or 5.91% to $56,515,000 from $53,359,000 for the thirteen weeks ended March 29, 2025 due primarily to increased menu prices and higher restaurant and package liquor store traffic. Effective March 1, 2026, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 3.68% annually and we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 3.25% annually. Effective February 23, 2025, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $34,608,000 for the thirteen weeks ended March 28, 2026 as compared to $32,586,000 for the thirteen weeks ended March 29, 2025. This increase in restaurant food sales is attributable to the Recent Price Increases and increased restaurant traffic. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended March 28, 2026 and March 29, 2025 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,635,000 and $2,481,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 6.21%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,304,000 and $1,235,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 5.59%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,331,000 and $1,246,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 6.82%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2026 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $8,391,000 for the thirteen weeks ended March 28, 2026 as compared to $8,194,000 for the thirteen weeks ended March 29, 2025. The increase in restaurant bar sales during the thirteen weeks ended March 28, 2026 is primarily due to the Recent Price Increases. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended March 28, 2026 and March 29, 2025, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $645,000 and $630,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 2.38%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $290,000 and $287,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 1.05%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $355,000 and $343,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, an increase of 3.50%. We expect that restaurant bar sales for the balance of our fiscal year 2026 will increase due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,955,000 for the thirteen weeks ended March 28, 2026 as compared to $12,051,000 for the thirteen weeks ended March 29, 2025, an increase of $904,000. This increase was primarily due to increased package liquor store traffic, including e-commerce sales. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $997,000 and $927,000 for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 7.55%. We expect that package liquor store sales for the balance of our fiscal year 2026 will increase due to increased package liquor store traffic, including from e-commerce.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended March 28, 2026 increased $2,503,000 or 5.02% to $52,346,000 from $49,843,000 for the thirteen weeks ended March 29, 2025. The increase was primarily due to increased cost of merchandise sold, payroll and operating expenses partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2026. Costs and expenses decreased as a percentage of total revenue to approximately 92.62% for the thirteen weeks ended March 28, 2026 from 93.41% for the thirteen weeks ended March 29, 2025.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 28, 2026 increased to $28,763,000 from $27,045,000 for the thirteen weeks ended March 29, 2025. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.89% for the thirteen weeks ended March 28, 2026 as compared to 66.32% for the thirteen weeks ended March 29, 2025 due primarily to the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 28, 2026 decreased $244,000 to $3,138,000 from $3,382,000 for the thirteen weeks ended March 29, 2025. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales decreased to 24.22% for the thirteen weeks ended March 28, 2026, as compared to 28.06% for the thirteen weeks ended March 29, 2025, due primarily to higher costs and competitive pricing strategies. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal 2026 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 28, 2026 increased $626,000 or 3.87% to $16,810,000 from $16,184,000 for the thirteen weeks ended March 29, 2025. Payroll and related costs for the thirteen weeks ended March 28, 2026 were higher due primarily to the Florida minimum wage increase. Payroll and related costs as a percentage of total revenue was 29.74 % for the thirteen weeks ended March 28, 2026 and 30.33% of total revenue for the thirteen weeks ended March 29, 2025.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended March 28, 2026 increased $87,000 or 1.31% to $6,725,000 from $6,638,000 for the thirteen weeks ended March 29, 2025 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended March 28, 2026 increased $84,000 or 4.18% to $2,092,000 from $2,008,000 for the thirteen weeks ended March 29, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 28, 2026 increased $30,000 or 2.07% to $1,478,000 from $1,448,000 for the thirteen weeks ended March 29, 2025. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirteen weeks ended March 28, 2026 to 2.62% as compared to 2.71% for the thirteen weeks ended March 29, 2025.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 28, 2026 increased $27,000 or 2.33% to $1,188,000 from $1,161,000 for the thirteen weeks ended March 29, 2025. Depreciation and amortization decreased as a percentage of total revenue for the thirteen weeks ended March 28, 2026 to 2.10% as compared to 2.18% for the thirteen weeks ended March 29, 2025.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 28, 2026 increased $6,000 to $241,000 from $235,000 for the thirteen weeks ended March 29, 2025.

Rental Income / Rental Expense. Rental income was $344,000 and rental expense was $133,000 for the thirteen weeks ended March 28, 2026, while rental income was $273,000 and rental expense was $154,000 for the thirteen weeks ended March 29, 2025. Previously, rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expenses and Selling, general and administrative expenses, however, both rental income and rental expense are now presented in Other Income.

Income Taxes. Income tax expense for the thirteen weeks ended March 28, 2026 was $446,000 compared to $311,000 for the thirteen weeks ended March 29, 2025. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended March 28, 2026 increased $492,000 or 14.70% to $3,838,000 from $3,346,000 for the thirteen weeks ended March 29, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income for the thirteen weeks ended March 28, 2026 is 6.79% as compared to 6.27% for the thirteen weeks ended March 29, 2025.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the thirteen weeks ended March 28, 2026 increased $185,000 or 6.88% to $2,875,000 from $2,690,000 for the thirteen weeks ended March 29, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income attributable to stockholders for the thirteen weeks ended March 28, 2026 is 5.09% as compared to 5.04% for the thirteen weeks ended March 29, 2025.

Comparison of Twenty-Six Weeks Ended March 28, 2026 and March 29, 2025.

Revenues. Total revenue for the twenty-six weeks ended March 28, 2026 increased $5,729,000 or 5.54% to $109,083,000 from $103,354,000 for the twenty-six weeks ended March 29, 2025 due primarily to the Recent Price Increases and higher restaurant and package liquor store traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $65,540,000 for the twenty-six weeks ended March 28, 2026 as compared to $61,712,000 for the twenty-six weeks ended March 29, 2025. This increase in restaurant food sales is attributable to the Recent Price Increases and increased restaurant traffic. Comparable weekly restaurant food sales for restaurants open for all of the twenty-six weeks ended March 28, 2026 and March 29, 2025 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,496,000 and $2,351,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 6.17%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,187,000 and $1,115,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 6.46%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,309,000 and $1,236,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 5.91%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2026 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $16,246,000 for the twenty-six weeks ended March 28, 2026 as compared to $16,156,000 for the twenty-six weeks ended March 29, 2025. The increase in restaurant bar sales during the twenty-six weeks ended March 28, 2026 is primarily due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants. Comparable weekly restaurant bar sales for restaurants open for all of the twenty-six weeks ended March 28, 2026 and March 29, 2025, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $625,000 and $621,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 0.64%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $279,000 for both the twenty-six weeks ended March 28, 2026 and March 29, 2025. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $346,000 and $342,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, an increase of 1.17%. We expect that restaurant bar sales for the balance of our fiscal year 2026 will increase due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $26,240,000 for the twenty-six weeks ended March 28, 2026 as compared to $24,486,000 for the twenty-six weeks ended March 29, 2025, an increase of $1,754,000. This increase was primarily due to increased package liquor store traffic, including e-commerce sales. The weekly average of same store package liquor store sales, which includes eleven (11) Company-owned package liquor stores was $1,009,000 and $942,000 for the twenty-six weeks ended March 28, 2026 and March 29, 2025, respectively, an increase of 7.11%. We expect that package liquor store sales for the balance of our fiscal year 2026 will increase due to increased package liquor store traffic, including from e-commerce.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the twenty-six weeks ended March 28, 2026 increased $4,159,000 or 4.20% to $103,245,000 from $99,086,000 for the twenty-six weeks ended March 29, 2025. The increase was primarily due to increased cost of merchandise sold, payroll and operating expenses partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2026. Costs and expenses decreased as a percentage of total revenue to approximately 94.65% for the twenty-six weeks ended March 28, 2026 from 95.87% for the twenty-six weeks ended March 29, 2025.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended March 28, 2026 increased to $54,566,000 from $51,104,000 for the twenty-six weeks ended March 29, 2025. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.72% for the twenty-six weeks ended March 28, 2026 as compared to 65.63% for the twenty-six weeks ended March 29, 2025 due primarily to the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the twenty-six weeks ended March 28, 2026 increased to $6,458,000 from $6,336,000 for the twenty-six weeks ended March 29, 2025. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales decreased to 24.61% for the twenty-six weeks ended March 28, 2026, as compared to 25.88% for the twenty-six weeks ended March 29, 2025, due primarily to higher costs and competitive pricing strategies. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal 2026 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended March 28, 2026 increased $1,251,000 or 3.92% to $33,181,000 from $31,930,000 for the twenty-six weeks ended March 29, 2025. Payroll and related costs for the twenty-six weeks ended March 28, 2026 were higher due primarily to the Florida minimum wage increase. Payroll and related costs as a percentage of total revenue was 30.42% for the twenty-six weeks ended March 28, 2026 and 30.89% of total revenue for the twenty-six weeks ended March 29, 2025.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the twenty-six weeks ended March 28, 2026 increased $535,000 or 4.07% to $13,677,000 from $13,142,000 for the twenty-six weeks ended March 29, 2025 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended March 28, 2026 increased $240,000 or 6.21% to $4,107,000 from $3,867,000 for the twenty-six weeks ended March 29, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the twenty-six weeks ended March 28, 2026 decreased $32,000 or 1.09% to $2,894,000 from $2,926,000 for the twenty-six weeks ended March 29, 2025 due primarily to lower consulting fees. Selling, general and administrative expenses decreased as a percentage of total revenue for the twenty-six weeks ended March 28, 2026 to 2.65% as compared to 2.83% for the twenty-six weeks ended March 29, 2025.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended March 28, 2026 increased $77,000 or 3.34% to $2,384,000 from $2,307,000 for the twenty-six weeks ended March 29, 2025. Depreciation and amortization decreased as a percentage of total revenue for the twenty-six weeks ended March 28, 2026 to 2.19% as compared to 2.23% for the twenty-six weeks ended March 29, 2025.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended March 28, 2026 increased $9,000 to $494,000 from $485,000 for the twenty-six weeks ended March 29, 2025.

Rental Income / Rental Expense. Rental income was $621,000 and rental expense was $267,000 for the twenty-six weeks ended March 28, 2026, while rental income was $540,000 and rental expense was $315,000 for the twenty-six weeks ended March 29, 2025. Previously, rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expenses and Selling, general and administrative expenses, however, both rental income and rental expense are now presented in Other Income.

Income Taxes. Income tax expense for the twenty-six weeks ended March 28, 2026 was $574,000 compared to $346,000 for the twenty-six weeks ended March 29, 2025. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the twenty-six weeks ended March 28, 2026 increased $1,359,000 or 34.16% to $5,337,000 from $3,978,000 for the twenty-six weeks ended March 29, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income for the twenty-six weeks ended March 28, 2026 is 4.89% as compared to 3.85% for the twenty-six weeks ended March 29, 2025.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc.’s stockholders for the twenty-six weeks ended March 28, 2026 increased $935,000 or 34.06% to $3,680,000 from $2,745,000 for the twenty-six weeks ended March 29, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income attributable to stockholders for the twenty-six weeks ended March 28, 2026 is 3.37% as compared to 2.66% for the twenty-six weeks ended March 29, 2025.

Menu Price Increases and Trends

During the second quarter of our fiscal year 2026, we increased our menu prices for our bar offerings (effective March 1, 2026) to target an increase to our bar revenues of approximately 3.68% annually and we increased our menu prices for our food offerings (effective March 1, 2026) to target an increase to our food revenues of approximately 3.25% annually to offset higher food and liquor costs and higher overall expenses. During the second quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective February 23, 2025) to target an increase to our bar revenues of approximately 0.84% annually to offset higher food and liquor costs and higher overall expenses. During the first quarter of our fiscal year 2025, we increased our menu prices for our bar offerings (effective December 4, 2024) to target an increase to our bar revenues of approximately 4.90% annually and we increased our menu prices for our food offerings (effective November 17, 2024) to target an increase to our food revenues of approximately 4.14% annually to offset higher food and liquor costs and higher overall expenses.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of March 28, 2026, we had cash and cash equivalents of approximately $22,831,000, an increase of $2,737,000 from our cash balance of $20,094,000 as of September 27, 2025. This increase is primarily due to higher revenue.

In the third quarter of our fiscal year 2025, we paid $2.2 million for the purchase of undeveloped land in Cutler Bay, Florida for a future restaurant site. This acquisition reflects our ongoing investment in strategic expansion. While no construction has commenced as of the reporting date, site planning has begun and management anticipates capital expenditures related to site development and build-out in future fiscal quarters.

Inflation is affecting all aspects of our operations, including but not limited to food, beverage, fuel and labor costs. Supply chain issues also contribute to inflation. Inflation is having a material impact on our operating results.

We believe that our current cash availability from our cash on hand, positive cash flow from operations, and planned mortgages will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended March 28, 2026 and March 29, 2025.

	Twenty-Six Weeks Ended
	March 28, 2026	March 29, 2025
	(in thousands)

Net cash provided by operating activities	$7,087	$5,729
Net cash used in investing activities	(1,897)	(1,943)
Net cash used in financing activities	(2,453)	(2,215)

Net Increase in Cash and Cash Equivalents	2,737	1,571

Cash and Cash Equivalents, Beginning	20,094	21,402

Cash and Cash Equivalents, Ending	$22,831	$22,973

We did not declare or pay a cash dividend on our capital stock during the twenty-six weeks ended March 28, 2026 or the twenty-six weeks ended March 29, 2025. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended March 28, 2026, we acquired property and equipment of $1,653,000, (of which $48,000 was purchase deposits transferred to property and equipment), including $254,000 for renovations to four Company-owned locations and $107,000 for renovations to one limited partnership owned restaurant. During the twenty-six weeks ended March 29, 2025, we acquired property and equipment of $1,731,000, (of which $11,000 was purchase deposits transferred to property and equipment), including $87,000 for renovations to one Company-owned package location and $43,000 for renovations to one limited  partnership owned restaurant.

We anticipate the cost of refurbishment in our fiscal year 2026 will be approximately $750,000, although capital expenditures for our refurbishing program for fiscal year 2026 may be significantly higher.

Long-Term Debt

As of March 28, 2026, we had long-term debt (including the current portion) of $19,919,000, as compared to $20,618,000 as of September 27, 2025.

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida where our Flanigan’s Calusa Center and our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant operate (Store #70), without increasing the principal amount borrowed at this time ($5,676,856). The refinanced mortgage loan earns interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which for purposes hereof is 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest is due in full. We received no excess funds from the refinancing of this mortgage loan. As of March 28, 2026, the variable interest rate was 6.03%.

As of March 28, 2026, we are in compliance with all of the covenants contained in our loan agreements.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended March 28, 2026, and our fiscal year ended September 27, 2025.

Item	March 28, 2026	September 27, 2025
	(in thousands)

Current Assets	$34,413	$30,593
Current Liabilities	18,744	18,118
Working Capital	$15,669	$12,475

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations, and planned mortgages will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 28, 2026 held no equity securities.

Economic Risk

The current government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Our operations and financial results will likely be adversely affected by increased commodity and energy volatility resulting from the ongoing conflict in the Middle East, specifically involving Iran. The escalation of hostilities has led to significant fluctuations in global oil and natural gas prices. Furthermore, if energy prices remain elevated, we may experience sustained inflationary pressure on key food commodities and packaging materials.

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

At March 28, 2026, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender. As of March 28, 2026 the variable interest rate was 5.27%.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with an unrelated third-party lender in September 2022 to convert this variable rate debt obligation to a fixed rate. On November 22, 2024, we terminated the $8.90M Term Loan Swap entered into in September 2022, and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve (12) years, ten (10) months, which is the balance of the original fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our condensed consolidated statements of income.

During the twenty-six weeks ended March 28, 2026, we had an aggregate principal amount of approximately $1,106,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 3.65% and 4.3%. Otherwise, at March 28, 2026, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds may be affected by fluctuations in interest rates.

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

As of March 28, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 28, 2026.

Changes in Internal Control Over Financial Reporting

During the second quarter of our fiscal year 2026, we have not made any changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 9 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2025 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended March 28, 2026 and March 29, 2025, we did not purchase any shares of our common stock. As of March 28, 2026, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the twenty-six weeks ended March 28, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

FLANIGAN’S ENTERPRISES, INC.

Date: May 12, 2026	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer

/s/ Allison Govoni
ALLISON GOVONI, Chief Financial Officer
(Principal Financial and Accounting Officer)