Form 10-Q
period 2026-06-27
FLANIGANS ENTERPRISES INC
filed 2026-08-11
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

As of August 10, 2026 there were 1,858,647 shares of the registrant’s Common Stock, $0.10 par value, outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
REVENUES:
Restaurant food sales	$34,436	$31,933	$99,976	$93,645
Restaurant bar sales	8,242	7,931	24,488	24,087
Package store sales	12,979	11,522	39,219	36,008
Franchise-related revenues	457	442	1,368	1,332
Other revenues	89	66	235	176
	56,203	51,894	165,286	155,248
COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant	13,689	12,963	40,909	39,727
Package goods	9,850	8,779	29,632	26,929
Payroll and related costs	16,798	16,106	49,979	48,036
Operating expenses	7,160	6,972	20,837	20,114
Occupancy costs	2,091	1,981	6,198	5,848
Selling, general and administrative expenses	1,412	1,074	4,306	4,000
Depreciation and amortization	1,203	1,167	3,587	3,474
	52,203	49,042	155,448	148,128
Income from Operations	4,000	2,852	9,838	7,120
OTHER INCOME (EXPENSE):
Interest expense	(384)	(237)	(878)	(722)
Interest and other income (expense)	71	(6)	265	310
Rental income	296	270	917	810
Rental expense	(144)	(148)	(411)	(463)
Loss on extinguishment of debt	(40)	—	(40)	—
Gain on sale of property and equipment	—	—	19	—
	(201)	(121)	(128)	(65)

Income before provision for income taxes	3,799	2,731	9,710	7,055

Provision for income taxes	(339)	(242)	(913)	(588)

Net Income	3,460	2,489	8,797	6,467

Less: Net Income attributable to noncontrolling interests	(1,399)	(1,097)	(3,056)	(2,330)

Net Income attributable to Flanigan’s Enterprises Inc. Stockholders	$2,061	$1,392	$5,741	$4,137

Net Income per common share:
Basic and Diluted	$1.11	$0.75	$3.09	$2.23

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net Income:	$3,460	$2,489	$8,797	$6,467
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	—	—	—	331
Reclassification of gains from interest rate swap to interest and other income, net of tax	—	—	—	(331)
Total Comprehensive Income	$3,460	$2,489	$8,797	$6,467

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2026 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

	June 27, 2026	September 27, 2025
ASSETS

Current Assets:

Cash and cash equivalents	$28,843	$20,094
Prepaid income taxes	—	172
Other receivables	964	892
Inventories	7,201	6,920
Prepaid expenses	2,495	1,810
Other current assets	715	705

Total current assets	40,218	30,593

Property and equipment, net	89,479	82,689
Construction in progress	428	3
	89,907	82,692

Right-of-use assets, operating leases	24,613	24,817

Investment in limited partnerships	381	322

Other Assets:

Liquor licenses	1,268	1,268
Leasehold interests, net	23	41
Deposits on property and equipment	615	455
Other	508	435

Total other assets	2,414	2,199

Total assets	$157,533	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2026 (UNAUDITED) AND SEPTEMBER 27, 2025

(in thousands, except share amounts)

(Continued)

	June 27, 2026	September 27, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$6,115	$5,889
Accrued compensation	2,862	2,113
Income taxes payable	66	—
Due to franchisees	3,415	3,192
Current portion of long-term debt	2,001	1,484
Operating lease liabilities, current	2,615	2,704
Other current liabilities	25	157
Deferred revenue	2,610	2,579
Total current liabilities	19,709	18,118

Long-term debt, net of current portion	29,433	19,134

Operating lease liabilities, non-current	23,679	23,793
Deferred tax liabilities	481	481

Total liabilities	73,302	61,526

Commitments and Contingencies Note 9
Stockholders’ Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 shares outstanding	420	420
Capital in excess of par value	6,105	6,128
Retained earnings	69,311	64,685
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. Stockholders’ Equity	69,759	65,156
Noncontrolling interests	14,472	13,941
Total stockholders’ equity	84,231	79,097

Total liabilities and stockholders’ equity	$157,533	$140,623

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 27, 2026

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 27, 2025	4,197,642	$420	$6,128	$—	$64,685	2,338,995	$(6,077)	$13,941	$79,097

Net income	—	—	—	—	805	—	—	694	1,499
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(818)	(818)

Balance, December 27, 2025	4,197,642	$420	$6,128	$—	$65,490	2,338,995	$(6,077)	$13,817	$79,778

Net income	—	—	—	—	2,875	—	—	963	3,838
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(812)	(812)
Purchase of noncontrolling interests	—	—	(23)	—	—	—	—	(83)	(106)

Balance, March 28, 2026	4,197,642	$420	$6,105	$—	$68,365	2,338,995	$(6,077)	$13,885	$82,698

Net income	—	—	—	—	2,061	—	—	1,399	3,460
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(812)	(812)
Dividends paid	—	—	—	—	(1,115)	—	—	—	(1,115)

Balance, June 27, 2026	4,197,642	$420	$6,105	$—	$69,311	2,338,995	$(6,077)	$14,472	$84,231

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 28, 2025

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of		Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	AOCI	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2024	4,197,642	$420	$6,240	$(41)	$60,674	2,338,995	$(6,077)	$14,194	$75,410

Net income	—	—	—	—	55	—	—	577	632
Other comprehensive income	—	—	—	331	—	—	—	—	331
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)

Balance, December 28, 2024	4,197,642	$420	$6,240	$290	$60,729	2,338,995	$(6,077)	$14,027	$75,629

Net income	—	—	—	—	2,690	—	—	656	3,346
Reclassification of realized gain on interest rate swap to interest and other income, net of tax	—	—	—	(290)	—	—	—	—	(290)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)

Balance, March 29, 2025	4,197,642	$420	$6,240	$—	$63,419	2,338,995	$(6,077)	$13,895	$77,897

Net Income	—	—	—	—	1,392	—	—	1,097	2,489
Distributions to noncontrolling interests	—	—	—	—		—	—	(721)	(721)
Purchase of noncontrolling interests	—	—	(112)	—		—	—	(265)	(377)
Dividends Paid	—	—	—	—	(1,022)	—	—	—	(1,022)
Balance, June 28, 2025	4,197,642	$420	$6,128	$—	$63,789	2,338,995	$(6,077)	$14,006	$78,266

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2026 AND JUNE 28, 2025

(in thousands)

	June 27, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net income	$8,797	$6,467
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,587	3,474
Amortization of leasehold interests	18	20
Amortization of operating lease right-of-use assets	2,030	1,970
Gain on interest rate swap	(96)	(63)
Gain on sale of property and equipment	(19)	—
Loss on abandonment of property and equipment	132	111
Loss on extinguishment of debt	40	—
Amortization of deferred loan costs	27	27
Income from unconsolidated limited partnership	(71)	(53)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(72)	20
Prepaid income taxes	172	168
Inventories	(281)	(110)
Prepaid expenses	(685)	(620)
Other current assets	(10)	(705)
Other assets	23	62
Increase (decrease) in:
Accounts payable and accrued expenses	975	(630)
Other current liabilities	(132)	277
Operating lease liabilities	(1,930)	(1,811)
Income taxes payable	66	—
Due to franchisees	223	(1,422)
Deferred revenue	31	(32)
Net cash and cash equivalents provided by operating activities	12,825	7,150

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,632)	(4,899)
Purchase of construction in progress	(425)	—
Deposits on property and equipment	(208)	(133)
Proceeds from sale of property and equipment	91	45
Proceeds from insurance recovery	—	30
Distributions from unconsolidated limited partnership	12	12
Purchase of short-term investments	—	(732)
Net cash and cash equivalents used in investing activities	(11,162)	(5,677)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2026 AND JUNE 28, 2025

(in thousands)

(Continued)

	June 27, 2026	June 28, 2025
Cash Flows from Financing Activities:
Payments on long-term debt	(1,062)	(1,013)
Proceeds from new Calusa loan	5,495	—
Proceeds from long-term debt	6,525	—
Payments of debt issuance costs	(209)	—
Dividends Paid	(1,115)	(1,022)
Purchase of noncontrolling limited partnership interest	(106)	(381)
Distributions to limited partnerships’ noncontrolling interests	(2,442)	(2,249)
Net cash and cash equivalents provided by (used in) financing activities	7,086	(4,665)
Net Increase (Decrease) in Cash and Cash Equivalents	8,749	(3,192)
Cash and Cash Equivalents - Beginning of Period	20,094	21,402
Cash and Cash Equivalents - End of Period	$28,843	$18,210
Supplemental Disclosure for Cash Flow Information:
Cash paid during the year for:
Interest	$753	$678
Income taxes	$675	$321
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Increase in fair value of interest rate swap	$—	$443
Purchase deposits capitalized to property and equipment	$48	$57
Remeasurement of operating lease liabilities and related right-of-use assets	$2,544	$248
Derecognition of right-of-use asset	$718	$—
Derecognition of lease liability	$817	$—
Extinguishment of old Calusa loan	$5,605	$—

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEKS ENDED JUNE 27, 2026 AND JUNE 28, 2025

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirty-nine weeks ended June 27, 2026 and June 28, 2025 is unaudited. Financial information as of September 27, 2025 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the accounts of the ten limited partnerships in which we act as general partner and have controlling interests. All intercompany balances and transactions have been eliminated. Noncontrolling interest represents the limited partners’ proportionate share of the net assets and results of operations of the ten limited partnerships.

The consolidated financial statements and related disclosures for condensed interim reporting are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities, estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities, and estimates relating to loyalty reward programs and gift cards. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our condensed consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 1 shows the amounts used in computing earnings per share. As of June 27, 2026 and June 28, 2025, no stock options or other potentially dilutive securities were outstanding and accordingly, there is no difference in basic and diluted per share amounts.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Recently Adopted

During the thirty-nine weeks ended June 27, 2026, the Company did not adopt any new accounting pronouncements that had a material impact on our financial statements.

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

(4) PURCHASE OF REAL PROPERTY:

During the third quarter of our fiscal year 2026, we purchased the real property and improvements located at 950 S. Federal Highway, Stuart, Florida, where our Company-owned Flanigan’s Seafood Bar and Grill restaurant (Store #75) operates and our seller, an unrelated third party, operated a franchised hotel, (the “Stuart Property”) for a purchase price of $8,450,000. We paid all cash at closing. The hotel franchise agreement was terminated by our seller as a part of our purchase of the Stuart Property and we plan to demolish the two vacant hotel buildings located thereon. We will continue to operate our Flanigan’s Seafood Bar and Grill restaurant as a free-standing building, with outdoor seating and additional parking. Our lease for the premises terminated with the closing of our purchase of the Stuart Property.

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

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. The Company elected to apply the full expense provisions under the Act, allowing for 100% bonus depreciation on eligible capital expenditures placed in service after January 19, 2025. The legislation has multiple effective dates with certain provisions to be implemented through 2027. We continue to evaluate the remaining regulatory changes and phased effective dates of the Act through 2027 to determine any material impacts on our consolidated financial statements.

(6) DEFERRED REVENUE:

Changes in deferred revenue on the unaudited condensed consolidated balance sheets were as follows:

		Loyalty Program
	Gift Cards	Holiday Promo	Lunch Club	Big Daddy’s Good Customer	Other	Total
September 27, 2025	$1,552	$—	$35	$990	$2	$2,579
Revenue deferred	4,867	931	—	554	—	6,352
Revenue recognized	(3,464)	—	(8)	(686)	(2)	(4,160)
December 27, 2025	$2,955	$931	$27	$858	$—	$4,771
Revenue deferred	116	—	67	382	—	565
Revenue recognized	(929)	(885)	(70)	(485)	—	(2,369)
March 28, 2026	$2,142	$46	$24	$755	$—	$2,967
Revenue deferred	126	—	64	382	—	572
Revenue recognized	(434)	(46)	(67)	(382)	—	(929)
June 27, 2026	$1,834	$—	$21	$755	$—	$2,610

	Gift Cards	Holiday Promo	Lunch Club	Big Daddy’s Good Customer	Other	Total
September 28, 2024	$1,388	$—	$102	$1,405	$2	$2,897
Revenue deferred	3,292	1,513	7	441	—	5,253
Revenue recognized	(1,911)	(434)	—	(325)	(2)	(2,672)
December 28, 2024	$2,769	$1,079	$109	$1,521	$—	$5,478
Revenue deferred	107	298	9	172	7	593
Revenue recognized	(889)	(1,318)	—	(698)	—	(2,905)
March 29, 2025	$1,987	$59	$118	$995	$7	$3,166
Revenue deferred	114	—	2	467	—	583
Revenue Recognized	(410)	(59)	(47)	(365)	(3)	(884)
June 28, 2025	$1,691	$—	$73	$1,097	$4	$2,865

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

(7) INSURANCE PREMIUMS:

During the first quarter of our fiscal year 2026, for the policy year commencing December 30, 2025, we obtained coverage on the following general liability, auto, property, excess liability, terrorism and cyber security policies with premiums totaling approximately $3,855,000, of which general liability, property, excess liability, terrorism and cyber security insurance includes coverage for our franchises (of approximately $848,000), which are not included in our condensed consolidated financial statements:

(i) For the policy year beginning December 30, 2025, our general liability insurance, excluding limited partnerships, is a one-year policy with our insurance carriers. For the policy commencing December 30, 2025, the self-insured retention per occurrence is $50,000. The one-year general liability insurance premium is in the amount of $548,000;

(ii) For the policy year beginning December 30, 2025, the general liability insurance for our limited partnerships, including franchisees and the managed restaurant is a one-year policy with our insurance carriers. For the policy commencing December 30, 2025, the self-insured retention per occurrence is $10,000. The one-year general liability insurance premium is in the amount of $1,052,000;

(iii) For the policy year beginning December 30, 2025, our automobile insurance is a one-year policy. The one-year automobile insurance premium is in the amount of $223,000;

(iv) For the policy year beginning December 30, 2025, our property insurance is a one-year policy. The one-year property insurance premium is in the amount of $1,079,000;

(v) For the policy year beginning December 30, 2025, our excess liability insurance is a one-year policy. The one-year excess liability insurance premium is in the amount of $903,000;

(vi) For the policy year beginning December 30, 2025, our terrorism insurance is a one-year policy. The one-year terrorism insurance premium is in the amount of $19,000; and

(vii) For the policy year beginning December 30, 2025, our cyber security insurance is a one-year policy. The one-year cyber security insurance premium is in the amount of $31,000.

We paid the $3,855,000 annual premium amounts on January 15, 2026, which includes coverage for our franchises which are not included in our condensed consolidated financial statements.

(8) DEBT:

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at Flanigan’s Calusa Center 12750 – 12790 S.W. 88th Street, Miami, Florida without increasing the principal amount borrowed at that time ($5,676,856). Flanigan’s Calusa Center includes our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant (Store #70) and our corporate-owned Big Daddy’s Wine & Liquors (Store #45). The refinanced mortgage loan accrued interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which was 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest was to be due in full. We received no excess funds from the refinancing of this mortgage loan.

During the third quarter of our fiscal year 2026, we again refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida increasing the principal amount borrowed to $11,100,000 to withdraw equity of approximately $5,495,000 which we used towards our purchase of the Stuart Property. The refinanced mortgage loan accrues interest at 5.995% annually, with the first payment of principal and interest in the amount of $94,835.36 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

During the third quarter of our fiscal year 2026, we financed with our institutional lender, our real property and improvements located at 2505 N. University Drive, Buildings A & B, Hollywood, Florida where we operate our Flanigan’s Seafood Bar and Grill restaurant (Store #19, Building B) and our Big Daddy’s Wine & Liquors (Store #19, Building A). The principal amount borrowed was $3,375,000, which we used towards our purchase of the Stuart Property. The mortgage loan accrues interest at 5.995% annually, with the first payment of principal and interest in the amount of $28,835.08 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

During the third quarter of our fiscal year 2026, we financed with our institutional lender, our real property and improvements located at 950 S Federal Highway, Stuart, Florida where we operate our Flanigan’s Seafood Bar and Grill restaurant (Store #75). The principal amount borrowed was $3,150,000, which we will use as working capital. The mortgage loan accrues interest at 5.975% annually, with the first payment of principal and interest in the amount of $26,759.18 due June 30, 2026 and monthly thereafter on the last day of each month until May 31, 2033, when the entire principal payment and all accrued interest is due in full.

(9) COMMITMENTS AND CONTINGENCIES:

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a Master Services Agreement with our current major vendor for a period of one year effective January 1, 2025, with Company options for four one-year renewal options to extend the term of the same. In this Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the fourth quarter of our fiscal year 2025, we exercised the first one-year renewal option and extended the term of the Master Services Agreement for a period of one year effective January 1, 2026. Subsequent to the end of the third quarter of our fiscal year 2026, we exercised the second one-year renewal option and extended the term of the Master Services Agreement for a period of one year effective January 1, 2027.

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

During the second quarter of our fiscal year 2026, we amended the lease for our limited partnership-owned restaurant in Surfside, Florida (Store #60). Effective January 1, 2026, we extended the term of our lease to ten years through December 31, 2035, which would otherwise have expired on December 31, 2026, with no renewal options. The amended lease is at a fixed base rent with annual increases based upon the consumer price increase, with both a minimum and maximum cap. The increase to our lease liability and right-of-use asset is approximately $2.05 million.

During the third quarter of our fiscal year 2026, we amended the lease for our limited partnership-owned restaurant located at 17185 Pines Boulevard, Pembroke Pines, Florida (Store #50) to add two five-year renewal options to the term of our lease which would otherwise have expired on October 31, 2031, upon the same terms and conditions. The increase to our lease liability and right-of-use asset is approximately $490,000.

Common area maintenance and property taxes are not considered to be lease components. Variable lease costs include amounts based on a percentage of gross sales in excess of specified levels. They are recognized when probable and are not included in determining the present value of our operating lease liability.

The components of lease expense are as follows:

	(in thousands)
	13 Weeks	13 Weeks
	Ended June 27, 2026	Ended June 28, 2025
Operating Lease Expense, which is included in occupancy costs	$996	$994

Variable Lease Expense, which is included in occupancy costs	$258	$227

	(in thousands)
	39 Weeks	39 Weeks
	Ended June 27, 2026	Ended June 28, 2025
Operating Lease Expense, which is included in occupancy costs	$3,033	$2,975

Variable Lease Expense, which is included in occupancy costs	$733	$692

	(in thousands)
Classification on the Condensed Consolidated Balance Sheets	June 27, 2026	September 27, 2025

Assets
Operating lease assets	$24,613	$24,817

Liabilities
Operating lease current liabilities	$2,615	$2,704
Operating lease non-current liabilities	$23,679	$23,793

Weighted Average Remaining Lease Term:
Operating leases	9.68 Years	9.53 Years

Weighted Average Discount:
Operating leases	5.21%	5.13%

The following table outlines the minimum future lease payments for the next five years and thereafter:

(in thousands)
For fiscal year	Operating
2026 (14 weeks remaining)	$958
2027	3,886
2028	3,922
2029	3,942
2030	3,580
Thereafter	20,099

Total lease payments (undiscounted cash flows)	36,387
Less imputed interest	(10,093)
Total operating lease liabilities	$26,294

Litigation

On March 31, 2025, a lawsuit was filed against the Company, one of its five franchisees and three of its controlled limited partnerships alleging violations of the Fair Labor Standards Act ("FLSA"), including failure to pay overtime and improper use of the tip credit. During the second quarter of fiscal year 2026, the Court conditionally certified a FLSA collective action. The opt-in period expired on July 23, 2026, with approximately fifty current and former non-exempt servers and bartenders comprising the collective. There is no insurance coverage for this action. The Company, the franchisee and limited partnerships vigorously deny the allegations. Following discovery, a full evidentiary hearing will be held for the Court to determine whether the lawsuit will continue as a collective action; that hearing has not yet occurred.

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

(10) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. The operation of restaurants consists of restaurant food and bar sales. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In order to evaluate each of these two operating segments we also break out our Corporate entity which functions as a cost center accumulating expenses that do not directly relate to the reportable segments operations. As such, our Chief Operating Decision Maker (CODM) (our Chief Financial Officer) ensures that these expenses are separated in order to properly evaluate the two main reportable segments as presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by CODM in the tables below and there are no additional significant expenses within the expense categories presented. The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as their cost of merchandise sold, payroll related costs, and operating expenses (these figures are presented both pre-elimination and post-elimination with a line clearly distinguishing the elimination amounts). While CODM analyzes these categories, the area of focus is period over period fluxes to determine that the right allocation of resources is attributed to each segment in order to ensure profitability is maximized. Gross profit is not shown on the Unaudited Condensed Consolidated Statements of Income but is a metric that CODM uses to assess segment performance and as such is included in the tables below. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CODM analyzes each segment’s income from operations for making decisions regarding resource allocation. Information concerning the revenues and operating income for the quarters ended June 27, 2026, and June 28, 2025, and identifiable assets for the two reportable segments in which we operate, are shown in the following tables.

Thirteen Weeks Ended June 27, 2026

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$34,436	$—	$—	$—	$34,436
Intersegment revenues	1,358	—	—	(1,358)	—
Restaurant bar sales	8,242	—	—	—	8,242
Package store sales	—	12,979	—	—	12,979
TOTAL REVENUE:	44,036	12,979	—	(1,358)	55,657
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	13,689	9,850	—	—	23,539
Intersegment cost of merchandise sold	1,358	—	—	(1,358)	—
TOTAL COST OF MERCHANDISE SOLD:	15,047	9,850	—	(1,358)	23,539
GROSS PROFIT:	28,989	3,129	—	—	32,118

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	457	—	457
Intersegment franchise-related revenues	—	—	1,529	(1,529)	—
Intersegment partnership income	—	—	628	(628)	—
Other revenues	56	—	33	—	89
TOTAL ADDITIONAL REVENUES:	56	—	2,647	(2,157)	546

ADDITIONAL EXPENSES:
Payroll and related costs	13,765	909	2,124	—	16,798
Operating expenses	5,872	888	400	—	7,160
Intersegment operating expenses	681	—	777	(1,458)	—
Occupancy costs	1,755	212	124	—	2,091
Intersegment occupancy costs	168	51	—	(219)	—
Selling, general and administrative expenses	325	38	1,049	—	1,412
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	964	131	108	—	1,203
TOTAL ADDITIONAL EXPENSES:	23,530	2,229	4,654	(1,749)	28,664

Income (Loss) from Operations	5,515	900	(2,007)	(408)	4,000

OTHER INCOME (EXPENSE):
Interest expense	—	—	(384)	—	(384)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income	—	37	34	—	71
Intersegment interest and other income	—	—	2	(2)	—
Rental income	—	—	296	—	296
Intersegment rental income	—	—	219	(219)	—
Rental expense	—	—	(144)	—	(144)
Loss on extinguishment of debt	—	—	(40)	—	(40)
	—	37	(19)	(219)	(201)

Income (loss) before provision for income taxes:	5,515	937	(2,026)	(627)	3,799

Provision for income taxes	—	—	(339)	—	(339)

Net Income (Loss)	5,515	937	(2,365)	(627)	3,460

Less: Net Income attributable to noncontrolling interests	(1,399)	—	—	—	(1,399)

Net Income (Loss) attributable to Flanigan’s Enterprises, Inc.	$4,116	$937	$(2,365)	$(627)	$2,061

Thirteen Weeks Ended June 28, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$31,933	$—	$—	$—	$31,933
Intersegment revenues	1,189	—	—	(1,189)	—
Restaurant bar sales	7,931	—	—	—	7,931
Package store sales	—	11,522	—	—	11,522
TOTAL REVENUE:	41,053	11,522	—	(1,189)	51,386
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	12,963	8,779	—	—	21,742
Intersegment cost of merchandise sold	1,189	—	—	(1,189)	—
TOTAL COST OF MERCHANDISE SOLD:	14,152	8,779	—	(1,189)	21,742
GROSS PROFIT:	26,901	2,743	—	—	29,644

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	442	—	442
Intersegment franchise-related revenues	—	—	1,386	(1,386)	—
Intersegment partnership income	—	—	580	(580)	—
Other revenues	39	—	27	—	66
TOTAL ADDITIONAL REVENUES:	39	—	2,435	(1,966)	508

ADDITIONAL EXPENSES:
Payroll and related costs	13,104	928	2,074	—	16,106
Operating expenses	5,795	796	381	—	6,972
Intersegment operating expenses	636	—	680	(1,316)	—
Occupancy costs	1,704	179	98	—	1,981
Intersegment occupancy costs	166	49	—	(215)	—
Selling, general and administrative expenses	381	42	651	—	1,074
Intersegment selling, general and administrative expenses	—	—	72	(72)	—
Depreciation and amortization	880	127	160	—	1,167
TOTAL ADDITIONAL EXPENSES:	22,666	2,121	4,116	(1,603)	27,300

Income (Loss) from Operations	4,274	622	(1,681)	(363)	2,852

OTHER INCOME (EXPENSE):
Interest expense	—	—	(237)	—	(237)
Intersegment interest expense	—	—	(2)	2	—
Interest and other income (expense)	2	24	(32)	—	(6)
Intersegment interest and other income	—	—	2	(2)	—
Rental income	—	—	270		270
Intersegment rental income	—	—	216	(216)	—
Rental expense	—	—	(148)	—	(148)
	2	24	69	(216)	(121)

Income (loss) before provision for income taxes:	4,276	646	(1,612)	(579)	2,731

Provision for income taxes	—	—	(242)	—	(242)

Net Income (Loss)	4,276	646	(1,854)	(579)	2,489

Less: Net Income attributable to noncontrolling interests	(1,097)	—	—	—	(1,097)

Net Income (Loss) attributable to Flanigan's Enterprises, Inc.	$3,179	$646	$(1,854)	$(579)	$1,392

Thirty-Nine Weeks Ended June 27, 2026

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$99,976	$—	$—	$—	$99,976
Intersegment revenues	3,844	—	—	(3,844)	—
Restaurant bar sales	24,488	—	—	—	24,488
Package store sales	—	39,219	—	—	39,219
TOTAL REVENUE:	128,308	39,219	—	(3,844)	163,683
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	40,909	29,632	—	—	70,541
Intersegment cost of merchandise sold	3,844	—	—	(3,844)	—
TOTAL COST OF MERCHANDISE SOLD:	44,753	29,632	—	(3,844)	70,541
GROSS PROFIT:	83,555	9,587	—	—	93,142

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,368	—	1,368
Intersegment franchise-related revenues	—	—	4,500	(4,500)	—
Intersegment partnership income	—	—	1,550	(1,550)	—
Other revenues	153	—	82	—	235
TOTAL ADDITIONAL REVENUES:	153	—	7,500	(6,050)	1,603

ADDITIONAL EXPENSES:
Payroll and related costs	41,046	2,790	6,143	—	49,979
Operating expenses	17,079	2,599	1,159	—	20,837
Intersegment operating expenses	1,994	—	2,292	(4,286)	—
Occupancy costs	5,218	637	343	—	6,198
Intersegment occupancy costs	503	151	—	(654)	—
Selling, general and administrative expenses	1,201	132	2,973	—	4,306
Intersegment selling, general and administrative expenses	—	—	215	(215)	—
Depreciation and amortization	2,723	390	474	—	3,587
TOTAL ADDITIONAL EXPENSES:	69,764	6,699	13,599	(5,155)	84,907

Income (Loss) from Operations	13,944	2,888	(6,099)	(895)	9,838

OTHER INCOME (EXPENSE):
Interest expense	—	—	(878)	—	(878)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	—	91	174	—	265
Intersegment interest and other income	—	—	6	(6)	—
Rental income	—	—	917	—	917
Intersegment rental income	—	—	654	(654)	—
Rental expense	—	—	(411)	—	(411)
Loss on extinguishment of debt	—	—	(40)	—	(40)
Gain on sale of property and equipment	—	—	19	—	19
	—	91	435	(654)	(128)

Income (loss) before provision for income taxes:	13,944	2,979	(5,664)	(1,549)	9,710

Provision for income taxes	—	—	(913)	—	(913)

Net Income (Loss)	13,944	2,979	(6,577)	(1,549)	8,797

Less: Net Income attributable to noncontrolling interests	(3,056)	—	—	—	(3,056)

Net Income (Loss) attributable to Flanigan's Enterprises, Inc.	$10,888	$2,979	$(6,577)	$(1,549)	$5,741

Thirty-Nine Weeks Ended June 28, 2025

(in thousands)

	Restaurant	Package	Corporate	Eliminations	Total
REVENUES:
Restaurant food sales	$93,645	$—	$—	$—	$93,645
Intersegment revenues	3,293	—	—	(3,293)	—
Restaurant bar sales	24,087	—	—	—	24,087
Package store sales	—	36,008	—	—	36,008
TOTAL REVENUE:	121,025	36,008	—	(3,293)	153,740
COST OF MERCHANDISE SOLD:
Cost of merchandise sold:	39,727	26,929	—	—	66,656
Intersegment cost of merchandise sold	3,293	—	—	(3,293)	—
TOTAL COST OF MERCHANDISE SOLD:	43,020	26,929	—	(3,293)	66,656
GROSS PROFIT:	78,005	9,079	—	—	87,084

ADDITIONAL REVENUES:
Franchise-related revenues	—	—	1,332	—	1,332
Intersegment franchise-related revenues	—	—	4,216	(4,216)	—
Intersegment partnership income	—	—	1,213	(1,213)	—
Other revenues	112	—	64	—	176
TOTAL ADDITIONAL REVENUES:	112	—	6,825	(5,429)	1,508

ADDITIONAL EXPENSES:
Payroll and related costs	39,351	2,673	6,012	—	48,036
Operating expenses	16,622	2,283	1,209	—	20,114
Intersegment operating expenses	1,888	—	2,114	(4,002)	—
Occupancy costs	5,004	570	274	—	5,848
Intersegment occupancy costs	499	145	—	(644)	—
Selling, general and administrative expenses	1,241	128	2,631	—	4,000
Intersegment selling, general and administrative expenses	—	—	215	(215)	—
Depreciation and amortization	2,647	378	449	—	3,474
TOTAL ADDITIONAL EXPENSES:	67,252	6,177	12,904	(4,861)	81,472

Income (Loss) from Operations	10,865	2,902	(6,079)	(568)	7,120

OTHER INCOME (EXPENSE):
Interest expense	—	—	(722)	—	(722)
Intersegment interest expense	—	—	(6)	6	—
Interest and other income	10	64	236	—	310
Intersegment interest and other income	—	—	6	(6)	—
Rental Income	—	—	810	—	810
Intersegment rental income	—	—	645	(645)	—
Rental expense	—	—	(463)	—	(463)
	10	64	506	(645)	(65)

Income (loss) before provision for income taxes:	10,875	2,966	(5,573)	(1,213)	7,055

Provision for income taxes	—	—	(588)	—	(588)

Net Income (Loss)	10,875	2,966	(6,161)	(1,213)	6,467

Less: Net Income attributable to noncontrolling interests	(2,330)	—	—	—	(2,330)

Net Income (Loss) attributable to Flanigan's Enterprises, Inc.	$8,545	$2,966	$(6,161)	$(1,213)	$4,137

	(in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Capital Expenditures:
Restaurants	$9,275	$2,983	$10,467	$4,100
Package stores	85	24	229	201
Corporate	92	218	409	655
Consolidated Totals	$9,452	$3,225	$11,105	$4,956

	(in thousands)
	June	September 27
	27, 2026	2025
Identifiable Assets:
Restaurants	$85,074	$76,500
Package stores	24,002	24,053
Corporate	48,457	40,070
Consolidated Totals	$157,533	$140,623

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

OVERVIEW

As of June 27, 2026, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates thirty-two units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 27, 2026 and as compared to September 27, 2025. With the exception of “The Whale’s Rib,” a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

	June 27, 2026	September 27, 2025
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	2	2
Restaurant only, including sports bar	9	9
Package liquor store only	9	9

Company Managed Restaurants Only:
Limited partnerships	10	10
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	32	32
Franchised Units	5	5	(1)

Notes:

(1)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors as a return of capital. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates), as a profit distribution. As of June 27, 2026, all limited partnerships, with the exception of the limited partnership which owns the restaurant in Sunrise, Florida (Store #85), which opened for business in March 2022 and the limited partnership which owns the restaurant in Miramar, Florida (Store #25), which opened for business in April 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	June 27, 2026		June 28, 2025
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$34,436	61.87	$31,933	62.15
Restaurant bar sales	8,242	14.81	7,931	15.43
Package store sales	12,979	23.32	11,522	22.42

Total Sales	$55,657	100.00	$51,386	100.00

Franchise-related revenues	457		442
Other revenues	89		66
Total Revenue	$56,203		$51,894

	Thirty-Nine Weeks Ended
	June 27, 2026		June 28, 2025
	Amount		Amount
	(in thousands)	Percent	(in thousands)	Percent
Restaurant food sales	$99,976	61.08	$93,645	60.91
Restaurant bar sales	24,488	14.96	24,087	15.67
Package store sales	39,219	23.96	36,008	23.42

Total Sales	$163,683	100.00	$153,740	100.00

Franchise-related revenues	1,368		1,332
Other revenues	235		176
Total Revenue	$165,286		$155,248

Comparison of Thirteen Weeks Ended June 27, 2026 and June 28, 2025.

Revenues. Total revenue for the thirteen weeks ended June 27, 2026 increased $4,309,000 or 8.30% to $56,203,000 from $51,894,000 for the thirteen weeks ended June 28, 2025 due primarily to increased menu prices and higher restaurant and package liquor store traffic. Effective March 1, 2026, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 3.68% annually and we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 3.25% annually. Effective February 23, 2025, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 0.84% annually. Effective December 4, 2024, we increased our menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.90% annually and effective November 17, 2024 we increased our menu prices for our food offerings to target an increase to our food revenues of approximately 4.14% annually (collectively the “Recent Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $34,436,000 for the thirteen weeks ended June 27, 2026 as compared to $31,933,000 for the thirteen weeks ended June 28, 2025. This increase in restaurant food sales is attributable to the Recent Price Increases and increased restaurant traffic. Comparable weekly restaurant food sales for restaurants open for all of the thirteen weeks ended June 27, 2026 and June 28, 2025 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,623,000 and $2,431,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 7.90%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,243,000 and $1,153,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 7.81%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,380,000 and $1,278,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 7.98%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2026 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $8,242,000 for the thirteen weeks ended June 27, 2026 as compared to $7,931,000 for the thirteen weeks ended June 28, 2025. The increase in restaurant bar sales during the thirteen weeks ended June 27, 2026 is primarily due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants. Comparable weekly restaurant bar sales for restaurants open for all of the thirteen weeks ended June 27, 2026 and June 28, 2025, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $634,000 and $610,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 3.93%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $277,000 and $268,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 3.36%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $357,000 and $342,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, an increase of 4.39%. We expect that restaurant bar sales for the balance of our fiscal year 2026 will increase due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,979,000 for the thirteen weeks ended June 27, 2026 as compared to $11,522,000 for the thirteen weeks ended June 28, 2025, an increase of $1,457,000. This increase was primarily due to increased package liquor store traffic, including e-commerce sales. The weekly average of same store package liquor store sales, which includes eleven Company-owned package liquor stores was $998,000 and $886,000 for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 12.64%. We expect that package liquor store sales for the balance of our fiscal year 2026 will increase due to increased package liquor store traffic, including from e-commerce.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirteen weeks ended June 27, 2026 increased $3,161,000 or 6.45% to $52,203,000 from $49,042,000 for the thirteen weeks ended June 28, 2025. The increase was primarily due to increased cost of merchandise sold, payroll costs, operating expenses and selling, general and administrative expenses, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2026. Costs and expenses decreased as a percentage of total revenue to approximately 92.88% for the thirteen weeks ended June 27, 2026 from 94.50% for the thirteen weeks ended June 28, 2025.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 27, 2026 increased to $28,989,000 from $26,901,000 for the thirteen weeks ended June 28, 2025. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 67.92% for the thirteen weeks ended June 27, 2026 as compared to 67.48% for the thirteen weeks ended June 28, 2025 due primarily to the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 27, 2026 increased $386,000 to $3,129,000 from $2,743,000 for the thirteen weeks ended June 28, 2025. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales increased to 24.11% for the thirteen weeks ended June 27, 2026, as compared to 23.81% for the thirteen weeks ended June 28, 2025, primarily due to lower costs for select product offerings and effective promotional activity, partially offset by competitive pricing strategies. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal 2026 due to higher overall costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 27, 2026 increased $692,000 or 4.30% to $16,798,000 from $16,106,000 for the thirteen weeks ended June 28, 2025. Payroll and related costs for the thirteen weeks ended June 27, 2026 were higher due primarily to the Florida minimum wage increase. Payroll and related costs as a percentage of total revenue was 29.89% for the thirteen weeks ended June 27, 2026 and 31.04% of total revenue for the thirteen weeks ended June 28, 2025.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirteen weeks ended June 27, 2026 increased $188,000 or 2.70% to $7,160,000 from $6,972,000 for the thirteen weeks ended June 28, 2025 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended June 27, 2026 increased $110,000 or 5.55% to $2,091,000 from $1,981,000 for the thirteen weeks ended June 28, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 27, 2026 increased $338,000 or 31.47% to $1,412,000 from $1,074,000 for the thirteen weeks ended June 28, 2025 due primarily to increased legal costs. Selling, general and administrative expenses increased as a percentage of total revenue for the thirteen weeks ended June 27, 2026 to 2.51% as compared to 2.07% for the thirteen weeks ended June 28, 2025.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 27, 2026 increased $36,000 or 3.08% to $1,203,000 from $1,167,000 for the thirteen weeks ended June 28, 2025. Depreciation and amortization decreased as a percentage of total revenue for the thirteen weeks ended June 27, 2026 to 2.14% as compared to 2.25% for the thirteen weeks ended June 28, 2025.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 27, 2026 increased $147,000 to $384,000 from $237,000 for the thirteen weeks ended June 28, 2025 due to the two new mortgages on store #19 and store #75 and the Calusa refinancing.

Rental Income / Rental Expense. Rental income was $296,000 and rental expense was $144,000 for the thirteen weeks ended June 27, 2026, while rental income was $270,000 and rental expense was $148,000 for the thirteen weeks ended June 28, 2025. Previously, rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expenses and Selling, general and administrative expenses, however, both rental income and rental expense are now presented in Other Income.

Income Taxes. Income tax expense for the thirteen weeks ended June 27, 2026 was $339,000 compared to $242,000 for the thirteen weeks ended June 28, 2025. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirteen weeks ended June 27, 2026 increased $971,000 or 39.01% to $3,460,000 from $2,489,000 for the thirteen weeks ended June 28, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income for the thirteen weeks ended June 27, 2026 is 6.16% as compared to 4.80% for the thirteen weeks ended June 28, 2025.

Net Income attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirteen weeks ended June 27, 2026 increased $669,000 or 48.06% to $2,061,000 from $1,392,000 for the thirteen weeks ended June 28, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income attributable to stockholders for the thirteen weeks ended June 27, 2026 is 3.67% as compared to 2.68% for the thirteen weeks ended June 28, 2025.

Comparison of Thirty-Nine Weeks Ended June 27, 2026 and June 28, 2025.

Revenues. Total revenue for the thirty-nine weeks ended June 27, 2026 increased $10,038,000 or 6.47% to $165,286,000 from $155,248,000 for the thirty-nine weeks ended June 28, 2025 due primarily to the Recent Price Increases and higher restaurant and package liquor store traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $99,976,000 for the thirty-nine weeks ended June 27, 2026 as compared to $93,645,000 for the thirty-nine weeks ended June 28, 2025. This increase in restaurant food sales is attributable to the Recent Price Increases and increased restaurant traffic. Comparable weekly restaurant food sales for restaurants open for all of the thirty-nine weeks ended June 27, 2026 and June 28, 2025 respectively, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $2,538,000 and $2,378,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 6.73%. Comparable weekly restaurant food sales for Company-owned restaurants was $1,205,000 and $1,128,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 6.83%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $1,333,000 and $1,250,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 6.64%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2026 will increase due to the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $24,488,000 for the thirty-nine weeks ended June 27, 2026 as compared to $24,087,000 for the thirty-nine weeks ended June 28, 2025. The increase in restaurant bar sales during the thirty-nine weeks ended June 27, 2026 is primarily due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants. Comparable weekly restaurant bar sales for restaurants open for all of the thirty-nine weeks ended June 27, 2026 and June 28, 2025, which consists of eleven restaurants owned by us and ten restaurants owned by affiliated limited partnerships was $628,000 and $618,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 1.62%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $278,000 and $276,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 0.72%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $350,000 and $342,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, an increase of 2.34%. We expect that restaurant bar sales for the balance of our fiscal year 2026 will increase due to the Recent Price Increases, partially offset by the softening of alcohol consumption at our restaurants.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $39,219,000 for the thirty-nine weeks ended June 27, 2026 as compared to $36,008,000 for the thirty-nine weeks ended June 28, 2025, an increase of $3,211,000. This increase was primarily due to increased package liquor store traffic, including e-commerce sales. The weekly average of same store package liquor store sales, which includes eleven Company-owned package liquor stores was $1,006,000 and $923,000 for the thirty-nine weeks ended June 27, 2026 and June 28, 2025, respectively, an increase of 8.99%. We expect that package liquor store sales for the balance of our fiscal year 2026 will increase due to increased package liquor store traffic, including from e-commerce.

Costs and Expenses. Costs and expenses (consisting of cost of merchandise sold, payroll and related costs, operating expenses, occupancy costs, selling, general and administrative expenses and depreciation and amortization), for the thirty-nine weeks ended June 27, 2026 increased $7,320,000 or 4.94% to $155,448,000 from $148,128,000 for the thirty-nine weeks ended June 28, 2025. The increase was primarily due to increased cost of merchandise sold, payroll and operating expenses partially offset by actions taken by management to reduce and/or control costs. We anticipate that our costs and expenses will continue to increase through the balance of our fiscal year 2026. Costs and expenses decreased as a percentage of total revenue to approximately 94.05% for the thirty-nine weeks ended June 27, 2026 from 95.41% for the thirty-nine weeks ended June 28, 2025.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended June 27, 2026 increased to $83,555,000 from $78,005,000 for the thirty-nine weeks ended June 28, 2025. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 67.13% for the thirty-nine weeks ended June 27, 2026 as compared to 66.26% for the thirty-nine weeks ended June 28, 2025 due primarily to the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended June 27, 2026 increased to $9,587,000 from $9,079,000 for the thirty-nine weeks ended June 28, 2025. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales decreased to 24.44% for the thirty-nine weeks ended June 27, 2026, as compared to 25.21% for the thirty-nine weeks ended June 28, 2025, due primarily to higher costs and competitive pricing strategies. We anticipate that the gross profit margin for package liquor store merchandise will decrease for the balance of our fiscal 2026 due to higher costs and a reduction in pricing of certain package store merchandise to remain competitive.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 27, 2026 increased $1,943,000 or 4.04% to $49,979,000 from $48,036,000 for the thirty-nine weeks ended June 28, 2025. Payroll and related costs for the thirty-nine weeks ended June 27, 2026 were higher due primarily to the Florida minimum wage increase. Payroll and related costs as a percentage of total revenue was 30.24% for the thirty-nine weeks ended June 27, 2026 and 30.94% of total revenue for the thirty-nine weeks ended June 28, 2025.

Operating Expenses. Operating expenses (including but not limited to utilities, insurance, cleaning, credit card fees, supplies, security, and other costs closely related to operating restaurant and package stores) for the thirty-nine weeks ended June 27, 2026 increased $723,000 or 3.59% to $20,837,000 from $20,114,000 for the thirty-nine weeks ended June 28, 2025 due primarily to inflation and increases in expenses across all categories.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold interests and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended June 27, 2026 increased $350,000 or 5.98% to $6,198,000 from $5,848,000 for the thirty-nine weeks ended June 28, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 27, 2026 increased $306,000 or 7.65% to $4,306,000 from $4,000,000 for the thirty-nine weeks ended June 28, 2025 due primarily to increased legal costs. Selling, general and administrative expenses increased as a percentage of total revenue for the thirty-nine weeks ended June 27, 2026 to 2.61% as compared to 2.58% for the thirty-nine weeks ended June 28, 2025.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended June 27, 2026 increased $113,000 or 3.25% to $3,587,000 from $3,474,000 for the thirty-nine weeks ended June 28, 2025. Depreciation and amortization decreased as a percentage of total revenue for the thirty-nine weeks ended June 27, 2026 to 2.17% as compared to 2.24% for the thirty-nine weeks ended June 28, 2025.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 27, 2026 increased $156,000 to $878,000 from $722,000 for the thirty-nine weeks ended June 28, 2025 due to the two new mortgages on store #19 and store #75 and the Calusa refinancing.

Rental Income / Rental Expense. Rental income was $917,000 and rental expense was $411,000 for the thirty-nine weeks ended June 27, 2026, while rental income was $810,000 and rental expense was $463,000 for the thirty-nine weeks ended June 28, 2025. Previously, rental income was presented in Revenues and rental expense was presented in Occupancy costs, Operating expenses and Selling, general and administrative expenses, however, both rental income and rental expense are now presented in Other Income.

Income Taxes. Income tax expense for the thirty-nine weeks ended June 27, 2026 was $913,000 compared to $588,000 for the thirty-nine weeks ended June 28, 2025. This is primarily due to the tax expense that is anticipated based on the projected pre-tax income and permanent differences.

Net Income. Net income for the thirty-nine weeks ended June 27, 2026 increased $2,330,000 or 36.03% to $8,797,000 from $6,467,000 for the thirty-nine weeks ended June 28, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income for the thirty-nine weeks ended June 27, 2026 is 5.32% as compared to 4.17% for the thirty-nine weeks ended June 28, 2025.

Net Income attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. stockholders for the thirty-nine weeks ended June 27, 2026 increased $1,604,000 or 38.77% to $5,741,000 from $4,137,000 for the thirty-nine weeks ended June 28, 2025 due primarily to the Recent Price Increases, partially offset by overall increased expenses. As a percentage of total revenue, net income attributable to stockholders for the thirty-nine weeks ended June 27, 2026 is 3.47% as compared to 2.66% for the thirty-nine weeks ended June 28, 2025.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of June 27, 2026, we had cash and cash equivalents of approximately $28,843,000, an increase of $8,749,000 from our cash balance of $20,094,000 as of September 27, 2025. This increase is primarily due to proceeds from borrowings for store #19 and store #75 and the Calusa refinancing as well as higher revenue.

In the third quarter of our fiscal year 2026, we paid $8.45 million for the purchase of the Stuart Property.

In the third quarter of our fiscal year 2025, we paid $2.2 million for the purchase of undeveloped land in Cutler Bay, Florida for a future restaurant site. This acquisition reflects our ongoing investment in strategic expansion. While no construction has commenced as of the reporting date, site planning is underway and management anticipates capital expenditures related to site development and build-out in future fiscal quarters.

Inflation is affecting all aspects of our operations, including but not limited to food, beverage, fuel and labor costs. Supply chain issues also contribute to inflation. Inflation is having a material impact on our operating results.

We believe that our current cash availability from our cash on hand, positive cash flow from operations, and proceeds from borrowings will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 27, 2026 and June 28, 2025.

	Thirty-Nine Weeks Ended
	June 27, 2026	June 28, 2025
	(in thousands)

Net cash provided by operating activities	$12,825	$7,150
Net cash used in investing activities	(11,162)	(5,677)
Net cash provided by (used in) financing activities	7,086	(4,665)

Net Increase (Decrease) in Cash and Cash Equivalents	8,749	(3,192)

Cash and Cash Equivalents, Beginning	20,094	21,402

Cash and Cash Equivalents, Ending	$28,843	$18,210

During the thirty-nine weeks ended June 27, 2026 our Board of Directors declared a cash dividend of $0.60 per share to shareholders of record on June 10, 2026 and was made payable on June 26, 2026. During the thirty-nine weeks ended June 28, 2025 our Board of Directors declared a cash dividend of $0.55 per share to shareholders of record on June 12, 2025 and was made payable on June 27, 2025. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended June 27, 2026, we acquired property and equipment of $11,105,000, (of which $8.45 million was for the purchase of the Stuart Property and $48,000 was purchase deposits transferred to property and equipment), including $488,000 for renovations to seven Company-owned locations and $251,000 for renovations to three limited partnership owned restaurants. During the thirty-nine weeks ended June 28, 2025, we acquired property and equipment of $4,956,000, (of which $2.2 million was for the purchase of the Cutler Bay Property and $57,000 was purchase deposits transferred to property and equipment), including $285,000 for renovations to four Company-owned locations and $43,000 for renovations to one limited partnership owned restaurant.

We anticipate the cost of refurbishment in our fiscal year 2026 will be approximately $750,000, although capital expenditures for our refurbishing program for fiscal year 2026 may be significantly higher.

Long-Term Debt

As of June 27, 2026, we had long-term debt (including the current portion) of $31,434,000, as compared to $20,618,000 as of September 27, 2025.

During the first quarter of our fiscal year 2026, we refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at Flanigan’s Calusa Center 12750 – 12790 S.W. 88th Street, Miami, Florida without increasing the principal amount borrowed at that time ($5,676,856). Flanigan’s Calusa Center includes our limited partnership owned Flanigan’s Seafood Bar and Grill restaurant (Store #70) and our corporate-owned Big Daddy’s Wine & Liquors (Store #45). The refinanced mortgage loan accrued interest at a fluctuating rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate or the Index Floor (which was 0.00%) and (ii) 2.25%, with the first payment of principal and interest due January 31, 2026 and monthly thereafter on the last day of each month until November 30, 2030 when the entire principal payment and all accrued interest was to be due in full. We received no excess funds from the refinancing of this mortgage loan.

During the third quarter of our fiscal year 2026, we again refinanced with our institutional lender, our mortgage loan encumbering the real property and improvements located at 12750 – 12790 S.W. 88th Street, Miami, Florida increasing the principal amount borrowed to $11,100,000 to withdraw equity of approximately $5,495,000 which we used towards our purchase of the Stuart Property. The refinanced mortgage loan earns interest at 5.995% annually, with the first payment of principal and interest in the amount of $94,835.36 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

During the third quarter of our fiscal year 2026, we financed with our institutional lender, our real property and improvements located at 2505 N. University Drive, Buildings A & B, Hollywood, Florida where we operate our Flanigan’s Seafood Bar and Grill restaurant (Store #19, Building B) and our Big Daddy’s Wine & Liquors (Store #19, Building A). The principal amount borrowed was $3,375,000, which we used towards our purchase of the Stuart Property. The mortgage loan earns interest at 5.995% annually, with the first payment of principal and interest in the amount of $28,835.08 due April 30, 2026 and monthly thereafter on the last day of each month until February 28, 2041, when the entire principal payment and all accrued interest is due in full.

During the third quarter of our fiscal year 2026, we financed with our institutional lender, our real property and improvements located at 950 S Federal Highway, Stuart, Florida where we operate our Flanigan’s Seafood Bar and Grill restaurant (Store #75). The principal amount borrowed was $3,150,000, which we will use as working capital. The mortgage loan earns interest at 5.975% annually, with the first payment of principal and interest in the amount of $26,759.18 due June 30, 2026 and monthly thereafter on the last day of each month until May 31, 2033, when the entire principal payment and all accrued interest is due in full.

As of June 27, 2026, we are in compliance with all of the covenants contained in our loan agreements.

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

Master Service Agreement

During the first quarter of our fiscal year 2025, we entered into a Master Services Agreement with our current major vendor for a period of one year effective January 1, 2025, with Company options for four one-year renewal options to extend the term of the same. In this Master Service Agreement, as in our prior Master Service Agreements, we commit to purchase specific products through our current major vendor but are free to purchase other products through other vendors, provided no less than 80% of our overall product needs are purchased through our current major vendor. During the fourth quarter of our fiscal year 2025, we exercised the first one-year renewal option and extended the term of the Master Services Agreement for a period of one year effective January 1, 2026. Subsequent to the end of the third quarter of our fiscal year 2026, we exercised the second one-year renewal option and extended the term of the Master Services Agreement for a period of one year effective January 1, 2027.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended June 27, 2026, and our fiscal year ended September 27, 2025.

Item	June 27, 2026	September 27, 2025
	(in thousands)

Current Assets	$40,218	$30,593
Current Liabilities	19,709	18,118
Working Capital	$20,509	$12,475

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations and proceeds from borrowings will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 27, 2026 held no equity securities.

Economic Risk

The current government administration has imposed changes in trade policy, including an increase in the use of tariffs which has resulted in retaliatory tariffs by other countries, shifts in immigration policies and international relations and changes to the overall regulation and enforcement by government agencies. We cannot predict the timing or impact, if any, of such actions.

Our operations and financial results are adversely affected by increased commodity and energy volatility resulting from the ongoing conflict in the Middle East, specifically involving Iran. The escalation of hostilities has led to significant fluctuations in global oil and natural gas prices. Furthermore, if energy prices remain elevated, we may experience sustained inflationary pressure on key food commodities and packaging materials.

Legislative and Regulatory Risk

On July 4, 2025, the One Big Beautiful Bill Act (Public Law No. 119-21) was signed into law. Among other provisions, the legislation includes certain tax incentives and regulatory changes applicable to businesses in the food service and hospitality industries. The legislation has multiple effective dates with certain provisions to be implemented through 2027. We continue to evaluate the remaining regulatory changes and phased effective dates of the Act through 2027 to determine any material impacts on our consolidated financial statements.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. We use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At June 27, 2026, we had one variable rate instrument outstanding that is impacted by changes in interest rates. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third-party lender (the “$8.90M Loan”). Effective November 15, 2024, the publication of BSBY was terminated and as of such date, the variable rate of interest under our debt instrument is equal to the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, as an equivalent alternative approved by the lender. As of June 27, 2026 the variable interest rate was 5.22%.

As a means of managing our interest rate risk on this debt instrument, we entered into an interest rate swap agreement with an unrelated third-party lender in September 2022 to convert this variable rate debt obligation to a fixed rate. On November 22, 2024, we terminated the $8.90M Term Loan Swap entered into in September 2022, and simultaneously entered into a new interest rate swap agreement for $8,015,601, the balance due on the $8.90M Loan, which requires us to pay interest for twelve years, ten months, which is the balance of the original fifteen year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,015,601, while receiving interest for the same period at the lender’s 1 Month CME Term Secured Overnight Financing Rate (“SOFR”), plus 10 basis points, at the same amortizing notional principal amount. During the second quarter of our fiscal year 2025, we recognized $290,000 of non-cash gains, net of tax, related to the above interest rate swap agreement as interest and other income. We determined that the new interest rate swap agreement is an economic hedge and beginning in the second quarter of our fiscal year 2025, we recognize the changes in fair value on our interest rate swap in interest and other income on our condensed consolidated statements of income.

During the thirty-nine weeks ended June 27, 2026, we had an aggregate principal amount of approximately $865,000 of 90-day government guaranteed certificates of deposit at fixed annual interest rates between 3.75% and 3.9%. Otherwise, at June 27, 2026, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds may be affected by fluctuations in interest rates.

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

As of June 27, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 27, 2026.

Changes in Internal Control Over Financial Reporting

During the third quarter of our fiscal year 2026, we have not made any changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 9 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2025 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended June 27, 2026 and June 28, 2025, we did not purchase any shares of our common stock. As of June 27, 2026, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 5. OTHER INFORMATION.

During the thirty-nine weeks ended June 27, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act. A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

FLANIGAN’S ENTERPRISES, INC.

Date: August 11, 2026	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer

/s/ Allison Govoni
ALLISON GOVONI, Chief Financial Officer
(Principal Financial and Accounting Officer)